Form 10QSB
period 2007-03-31
Fluid Media Networks, Inc.
filed 2007-07-03
CIK 1368285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2007
OR
[ ]	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

	Commission file number:	000-52118
FLUID MEDIA NETWORKS, INC.
(Exact Name of Registrant as Specified in Its Charter)
	Nevada	26-0140268
	(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
5813-A Uplander Way Culver City, California 90230
(Address of Principal Executive Offices)
(310) 665-9878
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,057,190

Transitional Small Business Disclosure Format (check one):   [X] Yes [  ] No

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3-25
Item 2.	Management’s Discussion and Analysis or Plan of Operation	26-34
Item 3.	Controls and Procedures	35

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 2.	Unregistered Sale of Equity Securities And Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission Of Matters To A Vote Of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits and Signatures	37-41

Cautionary Statement

Certain expectations and projections regarding our future performance discussed in this quarterly report are forward-looking and are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial and economic data along with our operating plans and are subject to future events and uncertainties. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could vary materially from those anticipated for a variety of reasons. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLUID MEDIA NETWORKS, INC.
Consolidated Balance Sheets
		March 31,	December 31,
	AAA	2007	2006
		Unaudited	Audited
Assets
Current assets:
Cash and cash equivalents		$217,608	$108,475
Restricted cash		200,000	-
Accounts receivable, net of allowance		117,260	18,415
Other receivables		6,506	3,931
Deferred expenses		773,245	185,005
Prepaid expenses		29,771	11,422
Note receivable, short-term portion		4,483	4,483
Total current assets		1,348,873	331,731

Website development costs, net of amortization		358,296	370,534
Equipment and fixtures, net of depreciation		51,785	61,088
Investment in affiliate		875,000	625,000
Advertising rights		272,000	680,000
Note receivable, long-term portion		22,480	24,081
Loan origination costs		60,332	67,327
Other assets		7,896	7,896
Total assets		$2,996,662	$2,167,657

The accompanying notes are an integral part of these consolidated financial statements.

FLUID MEDIA NETWORKS, INC.
Consolidated Balance Sheets (Continued)

	March 31	December 31,
	2007	2006
	Unaudited	Audited
Liabilities, Convertible Redeemable Preferred Stock,
and Stockholders' Deficit
Current liabilities:
Line of credit	$100,000	$100,000
Convertible debenture, net of discount	433,334	-
Short-term loans from stockholders	125,000	335,334
Accounts payable	479,232	479,477
Accrued expenses	705,334	343,995
Accrued wages and fees	54,501	44,732
Accrued interest expense	52,000	42,374
Deferred revenue	621,151	194,049
Total current liabilities	2,570,552	1,539,961

Convertible debenture	1,000,000	1,000,000
Dividends payable	413,376	470,205
Total liabilities	$3,983,928	$3,010,166
Commitments and contingencies
Convertible redeemable preferred stock:
Series A Preferred Stock ($1.00 par value; 1,800,000 shares authorized;
1,800,000 and 1,800,000 shares issued and outstanding at March 31, 2007
and December 31, 2006, respectively; 5% cumulative dividends)	$1,800,000	$1,800,000
Series B Preferred Stock ($1.75 par value; 1,500,000 shares authorized;
1,044,124 and 1,044,124 shares issued and outstanding at March 31, 2007
and December 31, 2006, respectively; 5% cumulative dividends)	1,709,983	1,703,904
Series C Preferred Stock ($2.00 par value; 1,200,000 shares authorized;
0 and 1,084,980 shares issued and outstanding at March 31, 2007
and December 31, 2006, respectively; 5% cumulative dividends)	-	2,006,791
Series D Preferred Stock ($2.00 par value; 500,000 shares authorized;
0 and 525,000 shares issued and outstanding at March 31, 2007
and December 31, 2006, respectively; 5% cumulative dividends)	-	1,050,000
Series E (renamed Series C) Preferred Stock ($2.00 par value; 1,300,000 shares authorized;1,078,000 and 1,078,000 shares issued and outstanding at March 31, 2007
and December 31, 2006, respectively; 5% cumulative dividends)	1,986,933	1,975,721
Total convertible redeemable preferred stock	5,496,916	8,536,416
Stockholders' deficit:
Common Stock, $.0001 par value; 20,000,000 shares authorized,
6,149,066 and 4,272,338 shares issued and outstanding at
March 31, 2007 and December 31, 2006, respectively	616	143
Additional paid-in-capital	6,529,302	-
Accumulated deficit	(13,014,100)	(9,379,068)
Total stockholders' deficit	(6,484,182)	(9,378,925)
Total liabilities, convertible redeemable preferred stock,
and stockholders' deficit	$2,996,662	$2,167,657

The accompanying notes are an integral part of these consolidated financial statements.

FLUID MEDIA NETWORKS, INC.
Consolidated Statements of Operations

(Unaudited)

	Quarter Ended	Quarter Ended
	March 31, 2007	March 31, 2006
Revenue
Artist services	$3,790	$255,055
Advertising/sponsorship	687,773	975,331
Total revenue	691,563	1,230,386
Cost of revenue	312,792	407,762
Gross profit	378,771	822,624
Operating expenses:
Sales and marketing	593,066	1,803,973
General and administrative	1,291,227	669,712
Research and development	59,014	106,160
Fremantle operating license	254,092	238,954
Depreciation and amortization	417,302	67,716
Total operating expenses	2,614,701	2,886,515
Loss from operations	(2,235,930)	(2,063,891)
Other income (expense)
Interest expense	(1,402,840)	(6,571)
Interest income	4,010	53
Loss before provision for income taxes	(3,634,760)	(2,070,409)
Provision for income taxes	272	800
Net loss	$(3,635,032)	$(2,071,209)
Preferred stock dividends	97,395	65,012
Net loss attributable to common stockholders	$(3,732,427)	$(2,136,221)
Weighted average common stock, basic and diluted	5,200,022	4,762,983
Net loss per share attributable
to common stockholders, basic and diluted	$(0.72)	$(0.45)

The accompanying notes are an integral part of these consolidated financial statements.

FLUID MEDIA NETWORKS, INC.
Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2006	4,272,338	$143	$-	$(9,379,068)	$(9,378,925)

Beneficial conversion features and warrants to purchase common stock issued for convertible debenture	-	-	2,110,919	-	2,110,919

Issuance of common stock in relation to reverse merger	82,500	8	(8)	-	-

Recapitalization of common stock based on par value at $.0001	-	285	(285)	-	-

Conversion of Series C Preferred Stock	1,193,478	120	2,603,833	-	2,603,953

Reclassification of warrants to purchase Series C Preferred Stock after conversion of Series C Preferred Stock	-	-	34,504	-	34,504

Conversion of Series D Preferred Stock	577,500	58	1,259,943	-	1,260,001

Issuance of common stock to consultants for services	23,250	2	92,998	-	93,000

Issuance of stock options to consultant for services	-	-	114,844		114,844

Stock-based compensation	-	-	255,725	-	255,725

Reclassification of accrued undeclared preferred stock dividends due to conversion of Series C Preferred Stock and Series D Preferred Stock	-	-	154,226	-	154,226

Accrued undeclared preferred stock dividends	-	-	(97,397)	-	(97,397)

Net loss	-	-	-	(3,635,032)	(3,635,032)
Balance at March 31, 2007	6,149,066	$616	$6,529,302	$(13,014,100)	$(6,484,182)

The accompanying notes are an integral part of these consolidated financial statements.

FLUID MEDIA NETWORKS, INC.
Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended	Quarter Ended
	March 31, 2007	March 31, 2006
Cash flows used in operating activities:
Net loss	$(3,635,032)	$(2,071,209)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	458,356	77,356
Write-off capitalized internet URLs	-	10,433
Write-off other receivables	-	10,579
Revenue from barter transactions	(354,116)	(807,850)
Expenses relating to barter transactions	234,795	934,967
Amortization on loan origination costs	6,995	-
Stock-based compensation expense	255,725	46,308
Issuance of common stock for services	93,000	-
Interest expense for conversion of preferred stock	841,665	-
Interest expense for accretion of convertible debenture	433,334	-
Interest expenses for accretion of preferred stock financing costs	17,290	6,351
Issuance of stock option to consultant for services	114,844	-

Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(98,845)	(30,000)
Other receivables	(2,575)	16,254
Prepaid expenses	(18,349)	(44,075)
Deferred expenses	(823,035)	(1,621,951)

Increase (decrease) in liabilities:
Accounts payable	(245)	291,887
Accrued expenses	101,339	693,750
Accrued wages and fees	9,769	3,813
Accrued interest expense	9,626	-
Deferred revenue	781,218	1,633,619

Net cash used in operating activities	(1,574,241)	(849,768)
Cash flows used in investing activities:
Acquisition of advertising rights	-	(1,100,000)
Investment in affiliate	(250,000)	-
Website development costs	(28,813)	(85,784)
Purchase of equipment and fixtures	-	(14,070)
Net cash used in investing activities	(278,813)	(1,199,854)

The accompanying notes are an integral part of these consolidated financial statements.

FLUID MEDIA NETWORKS, INC.
Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Quarter Ended	Quarter Ended
	March 31, 2007	March 31, 2006

Cash flows provided by financing activities:
Preferred stock subscription receivable	$-	$250,000
Proceeds from loans from stockholders	244,000	-
Payments of principal on loans from stockholders	(454,334)	-
Proceeds from convertible debenture	2,600,000	-
Payments on offering cost from issuance of convertible debenture	(229,080)	-
Payments from note receivable	1,601	-
Proceeds from issuance of:
Series C Preferred Stock	-	2,028,000
Offering costs from issuance of:
Series C Preferred Stock	-	(61,067)
Repurchase of common stock	-	(27,636)
Net cash provided by financing activities	2,162,187	2,189,297
Net increase (decrease) in cash and cash equivalents	309,133	139,675
Cash and cash equivalents, beginning of period	108,475	120,184
Cash and cash equivalents, end of period	$417,608	$259,859

Interest expense and income taxes:
For the quarter ended March 31, 2007, $47,802 of interest expense and $272 of income taxes were paid. For the quarter ended March 31, 2006, $219 of interest expense and $800 of income taxes were paid.

Supplemental Disclosures of Non-Cash Financing Activities:
Conversion of Series C Preferred Stock	$2,603,833	$-
Conversion of Series D Preferred Stock	$1,260,001	$-
Reclassification of warrants to purchase Series C Preferred Stock after conversion of Series C Preferred Stock	$34,504	$-
Issuance of 70,980 shares of Series C Preferred Stock as offering costs	$-	$141,960
Issuance of warrants to purchase 70,980 shares of Series C
Preferred Stock as offering cost	$-	$34,504

The accompanying notes are an integral part of these consolidated financial statements.

FLUID MEDIA NETWORKS, INC.
Notes to Consolidated Financial Statements
March 31, 2007

(Unaudited)

NOTE 1 THE COMPANY AND NATURE OF OPERATIONS

Fluid Media Networks, Inc. (the "Company") is a diversified digital music services company providing products and services to emerging artists, as well as their fans and advertisers, in the digital music industry. The Company has developed a proprietary technology platform and multi-faceted revenue model that is designed to allow it to capitalize on the trends impacting the digital music industry. The Company has partnered with some of the world's most recognized entertainment brands and holds the exclusive worldwide license to the American Idol Underground brand.

On March 15, 2002, the Company’s predecessor, Fluid Audio Network, Inc. (“Fluid Audio”) began its research and development activities by utilizing the expertise that its founder acquired in prior Internet properties. On September 20, 2004, Fluid Audio incorporated in the State of Delaware.

In March 2005, Fluid Audio entered into a multi-year licensing agreement with Fremantle Media North America, Inc. ("Fremantle Media"), licensors of the American Idol brand, granting Fluid Audio the exclusive right to use and exploit the American Idol TV show format, and related trademarks, over the Internet.

For the next several months, Fluid Audio focused on developing a suite of services for its launch of the AmericanIdolUnderground.com website. In October 2005, the website was launched and principal operations began.

Though partnerships were consummated and revenue was generated during the remaining two months of 2005, revenue had not reached a level of significance so that Fluid Audio was considered a development stage enterprise through December 31, 2005.

In 2006, revenue continued to grow from Fluid Audio’s website. That growth was further augmented with the revenue earned from Fluid Audio’s first acquisition: the purchase of customer-related intangibles and advertising rights of the American Idol Magazine.

On February 14, 2007, Fluid Audio entered into a Subscription Agreement and a Plan and Agreement of Merger with Freedom 20, Inc. (“Freedom 20”), a company registered with the Securities and Exchange Commission. On the same day, Freedom 20 entered into a Redemption Agreement with its sole stockholder, Getting You There, LLC, pursuant to which Freedom 20 redeemed all of the issued and outstanding shares (100,000 shares) of it’s Common Stock, par value $0.0001 per share, in consideration of an aggregate payment consisting of $1.00 and 82,500 shares of Fluid Media Networks, Inc. Common Stock.

Concurrently with the execution and pursuant to the term of the Merger Agreement, Fluid Audio purchased 1 share of Freedom 20 Common Stock for an aggregate purchase price of $1.00 and Freedom 20 became a wholly-owned subsidiary of Fluid Audio (the “Sale”). Following the Sale and pursuant to the terms of the Merger Agreement, Freedom 20 effected a short-form parent-subsidiary merger of Fluid Audio with and into Freedom 20, pursuant to which the separate existence of Fluid Audio was terminated, and Freedom 20, as the surviving entity, changed its name to “Fluid Media Networks, Inc.”

On May 17, 2007, the Company completed a corporate reorganization, pursuant to which it: (i) reincorporated in Nevada by a merger of the Company with and into its wholly-owned subsidiary, FMN Merger Co., a newly-formed Nevada corporation (the “NV Subsidiary”); and (ii) transferred of all of its current business operations to Fluid Media Networks USA, Inc., a wholly-owned and newly-formed subsidiary organized under the laws of the State of Delaware (the “DE Subsidiary”) in exchange for all of the capital stock of the DE Subsidiary. As a result of the corporate reorganization, the Company changed its legal domicile from the State of Delaware to the State of Nevada (as part of an overall plan to change its legal domicile to Canada), and began conducting all business operations formerly conducted by the Company through the DE Subsidiary.

The Company and the DE Subsidiary executed a Contribution Agreement solely to effectuate the transfer of the Company’s business operations to the DE Subsidiary on May 17, 2007. The Company filed the Articles of Merger with the Secretary of State of the State of Nevada on May 17, 2007, and a Certificate of Ownership and Merger with the Secretary of State of the State of Delaware on May 17, 2007, solely to effect the reincorporation. The Company also filed a Certificate of Amendment to its Articles of Incorporation changing its name from FMN Merger Co. to Fluid Media Networks, Inc. on May 18, 2007.

These financial statements have been prepared on the assumption that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities, in the normal course of business.

Going concern

The deficit accumulated by the Company through March 31, 2007 was $13,014,100. For the three months ended March 31, 2007, the Company’s net loss from operations was $3,635,032 on revenues of $691,563 and cash used in operating activities amounted to $1,574,241 for the same period.

These factors raise substantial doubt of the Company's ability to continue as a going concern. The unaudited consolidated financial statements presented herein do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management intends to achieve success and profitability through on-going deployment of new and innovative services, successful promotional strategies, financial prudence, and strategic acquisitions. Management acknowledges that fundraising is an integral component of becoming successful and plans to make future raises of capital through the sale of the Company’s equity in the public markets.

When these Notes refer to "we", "us", "our", or "the Company", we mean Fluid Media Networks, Inc., a Nevada corporation, or prior to May 17, 2007, Fluid Media Networks, Inc., a Delaware corporation, as the context requires in each case, parent of its wholly owned subsidiary, Fluid Audio Media, LLC, a limited liability company formed under the laws of the State of Delaware.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, after eliminating inter-company transactions and balances. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Fluid Audio’s Annual Report for the year ended December 31, 2006 on Form 10-KSB filed April 2, 2007 and Current Report on Form 8-K filed February 21, 2007, as amended on March 8, 2007. Accordingly, the historical financial information of the Company will be that of Fluid Audio for reporting purposes. As at December 31, 2006 and February 14, 2007, Freedom 20 had no material assets or liabilities.

Use of Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates, including those related to impairment of equipment and fixtures, intangible assets, deferred tax assets and fair value computation of options using Black Scholes option pricing model. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

We use estimates to determine the values to be booked in our Deferred Revenue and Deferred Expense accounts from barter transactions. Those estimates follow the requirements of Statements of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets” (“SFAS 153”), whereby unrealized revenue (Deferred Revenue) and unrealized expense (Deferred Expense) is recorded at either the fair value of the assets acquired or the assets relinquished, whichever is more readily determinable.

Website Development Costs

The Company capitalizes website development costs in accordance with Emerging Issues Task Force (“EITF”) No. 00-2, “Accounting for Web Site Development Costs,” and Statements of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” whereby costs related to the preliminary project stage of development are expensed and costs relating to the application development stage are capitalized. Any additional costs for upgrades and enhancements which result in additional functionality are capitalized. Capitalized website development costs are amortized over the shorter of five years or the remaining license period for which a particular website is based upon. Management believes that its core technology, utilized in its current websites, has an expected useful life that is longer than the remaining term of its licensing agreement and that this core technology will provide a common, technological base for other websites the Company may choose to develop.

The development costs capitalized for the year ended December 31, 2006 were $297,929, of which $268,514 was placed into service and $29,415 remained in development. For the three months ended March 31, 2007, cost capitalized were $28,813, of which $0 was placed into service and total capitalized costs of $58,228 remained in development as at March 31, 2007.  As of March 31, 2007, remaining unamortized website development costs will be amortized over a weighted-average period of 4 years. Total amortization expense for website development costs for the three months ended March 31, 2007 and 2006 was $41,053 and $9,641, respectively.

Management applies significant judgment when determining whether products under development are technologically feasible or whether it is probable that they will result in additional functionality. These judgments include assessments of our development progress and expected performance. Additionally, the future realizability of capitalized software costs is subject to regular review by management, who consider expected future benefits. The estimates of expected future benefits include judgments about growth in demand for our products, performance by our strategic partners and fair values for related services. Changes in these estimates could require us to write down the carrying value of these capitalized amounts and could materially impact our financial position and results of operations.

Revenue Recognition

The Company's revenues are derived from Internet advertising services and artist services fees. The Company recognizes revenue from its online sales of spin cards and corporate advertising (including banner, buttons and email), whereby revenue is recognized in the period(s) in which the Company's obligation is fulfilled. All sales are negotiated at arm's length, with unrelated, third parties.

In accordance with United States Securities Exchange Commission ("SEC") Staff Accounting Bulletins (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”), the Company considers the following four characteristics in determining whether revenue exists that can be recognized: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) seller’s price to the buyer is fixed or determinable, and 4) collectibility is reasonably assured.

The Company recognizes revenue for non-cash sponsorship sales, or barter transactions, in accordance with SFAS 153, whereby revenue is recorded at the fair value of the assets acquired or the assets relinquished, whichever is the most readily determinable, during the period in which the contest or event that is being sponsored occurs.

The Company believes that EITF No. 99-17, “Accounting for Advertising Barter Transactions” (“EITF 99-17”), does not apply to its barter transactions because EITF 99-17 applies to exchanges of advertising for advertising. In each of the Company’s barter contracts, something other than advertising is either received or relinquished.

For the three months ended March 31, 2007, of the $691,563 in total revenue, revenue derived from barter transactions amounted to $354,116. Of that amount, $178,714 was recognized from online (website) transactions and $175,402 was recognized from offline (magazine) transactions, leaving $337,447 in revenue derived from cash sales.

For the three months ended March 31, 2006, of the $1,230,386 in total revenue, revenue derived from online (website) barter transactions amounted to $807,850. Of that amount, $713,568 was recognized from online (website) transactions and $94,282 was recognized from offline (magazine) transactions, leaving $422,536 in revenue derived from cash sales.

Deferred Revenue and Deferred Expenses

According to the Company’s revenue recognition policies, costs and revenue to be recognized in future periods are held in these deferred accounts until contract obligations are met.  Accordingly, the Company’s deferred revenue and deferred expenses were $621,151 and $773,245, respectively, as of March 31, 2007. Deferred revenue and deferred expenses were $194,049 and $185,005, respectively, as of December 31, 2006.

Accounting for Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payments" ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based awards to employees and directors on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations. Stock-based compensation is attributed to expense using the straight-line single option method. SFAS 123(R) requires that forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. Because forfeitures are immaterial, the Company is currently providing for forfeitures as they occur.

During the three months ended, March 31, 2007, the Company recognized $135,357 as compensation expense in connection with the grant of stock options in February 2007 to certain of its employees to an aggregate of up to 222,170 shares of its common stock. A total of 32,000 options were granted fully-vested and the remaining 190,170 options will be vested over four years in equal, monthly amounts.

During the three months ended March 31, 2007, the Company recognized $5,523 as compensation expenses in connection with stock option grants in July 2006 to certain of its employees to an aggregate of up to 371,669 shares of its common stock. These options were granted fully-vested.

During the three months ended March 31, 2007, the Company recognized $114,844 as compensation expense in connection with stock option grants in February 2007 to a Board member to purchase up to 50,000 shares of common stock.

The Company accounts for stock awards under SFAS No. 123 (R), "Shared-Based Payments" ("SFAS 123 (R)"), and EITF No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", based on the fair value at the dates that the shares were vested.

The Company determines fair value of share-based payment awards using the Black-Scholes model, which is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. The Company estimates its expected volatility by industry comparables of peer companies. The Company estimated its expected term by estimating the average expected length of employment.

The following assumptions were used in the Black-Scholes pricing model when valuing the options granted in 1st quarter of 2007: 49% for expected volatility, from 2 to 5 years expected term, 0.0% for expected dividend rate, from 4.71% to 4.85% risk-free interest rate, and $4 per share for underlying stock price.

Advertising Costs

Advertising costs are expensed as incurred and are included in the Sales and Marketing expenses in the accompanying unaudited consolidated statement of operations. Advertising costs, shown within Sales and Marketing expenses included in the Company’s unaudited consolidated statement of operations, were $106,631 and $959,927 for the three months ended March 31, 2007 and 2006, respectively. Advertising costs include barter transaction costs of $0 and $338,800 for the three months ended March 31, 2007 and 2006, respectively.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

On January 1, 2007, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarified the accounting for uncertainty in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires management to evaluate its open tax positions that exist on the date of initial adoption in each jurisdiction. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. The Company’s effective tax rate differs from the federal statutory rate primarily due to losses sustained for which no tax benefit has been recognized.

As of March 31, 2007, the Company had a valuation allowance equal to its total net deferred tax assets due to the uncertainty of ultimately realizing tax benefits of approximately $5,060,361. The Company will be filing income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Once returns are filed, time limitations on examinations of returns filed will start running. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company adopted SFAS 155 on January 1, 2007, which did not have a significant impact on the Company’s results of operations or financial condition.

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on the Company’s financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. The Company is required to adopt SAB 108 by the end of 2007 and does not expect adoption to have a significant impact on the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liabilities in its statement of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Under SFAS 158, the Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of 2007. The Company is evaluating the impact this statement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company is required to adopt SFAS 157 effective at the beginning of 2009. The Company is evaluating the impact this statement will have on its consolidated financial statements.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), that provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157.  The Company is currently evaluating the potential impact of the adoption of SFAS 159 on its future consolidated financial statements.

NOTE 3     LOSS PER COMMON SHARE

In accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”), and SEC Staff Accounting Bulletin (“SAB”) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS 128, diluted net income/(loss) per share is computed by dividing the net income/(loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. All common equivalent shares have not been included in the computation of net loss per share as their effect would be anti-dilutive.

Common stock equivalents excluded from diluted earnings per share were as follows:

	March 31,
	2007	2006
Preferred Stock convertible into common stock	4,029,924	3,902,427
Warrants to purchase redeemable preferred stock, which in turn is convertible into common stock	71,960	114,334
Stock options and warrants to purchase common stock*	1,269,486	371,669
Debentures convertible into common stock	500,000	-

*Excludes warrants issued to debt holders and brokers to purchase common stock in connection with issuance by the Company of 12% unsecured convertible debentures (See Note 6).

NOTE 4  INVESTMENT IN AFFILIATE AT COST

In 2006, the Company purchased a 7.25% interest in Innovative Diversified Technologies, Inc. d.b.a. (“DiskFaktory”), a privately-held provider of custom CD duplication services for $625,000. The Company accounts for the investment under the cost method as required by APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). APB 18 requires that “other-than-temporary” impairments be recognized when they occur. Further, FASB Staff Position (FSP) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (as amended) provide guidance as to the meaning of other-than-temporary impairment and is applicable to "cost-method" investments. These pronouncements require cost-method investment to be assessed for impairment generally when an impairment indicator is present. Should the investment be considered more than temporarily impaired, the investment will be written down to fair value, as a deduction against current period income.

On March 6, 2007, the Company made an additional investment of $250,000 bringing the total investment in this entity to $875,000. This additional investment purchased 487,091 additional, newly issued shares bringing the Company’s total percentage ownership to 10.1%.

An impairment charge was not recognized on this investment during the three months ended March 31, 2007 as management believed there was no impairment.

The Company has evaluated this investment in Diskfaktory under the guidelines promulgated under FASB Interpretation Number (FIN) No. 46, “Consolidation of Variable Interest Entities,” which explains how to apply the controlling financial interest criterion in ARB 51 to variable interest entities. The Company has determined that its investment in Diskfaktory (10.1%) did not meet the requirements for consolidating the affiliated company’s statement of financial position or results from operations due to the fact that the Company neither absorbs a majority of the entity’s expected losses nor receives a majority of its expected residual returns.

 NOTE 5     ADVERTISING RIGHTS

On February 18, 2006, the Company, through its wholly-owned subsidiary, Fluid Audio Media, LLC, purchased advertising rights for the American Idol Magazine in a sublicensing agreement from the original licensee, Corporate Sports Marketing Group, Inc. (“CSM”), approved by the licensor, Fremantle Media. The cost of this investment was $1,100,000, plus all on-going production costs. The initial term of the original license between CSM and Fremantle Media acquired in this transaction was 15½ months at the acquisition date. The license offered the licensee the option to renew the license for an additional year and initially the Company was amortizing this investment over 27½ months. However, the license expired on June 1, 2007. The Company is currently negotiating a new license contract directly with Fremantle Media, and intends to complete these negotiations before July 2007. In accordance with FAS 142 “Goodwill and Other Intangible Assets”, the Company is amortizing the remaining balance of $680,000 over five months in 2007.

NOTE 6     CONVERTIBLE DEBENTURE

May 29, 2006 Placement

On May 29, 2006, the Company’s predecessor, Fluid Audio, issued and sold a $1,000,000 Debenture with interest payable quarterly at 15% per annum. The Debenture is due and payable 36 months later on May 29, 2009. The agreement provides that the interest rate of 15% will increase to 20% per annum with interest on unpaid principal and interest after the maturity date of the Debenture. In the event of any conversion of the Debenture, in whole or in part, prior to the payment of quarterly interest, interest is accrued up to the conversion date.

Broker's fees incurred in connection with the issuance of the Debenture were paid in-full with the issuance of 16,667 shares of Series D Preferred Stock, which was later adjusted in accordance with the terms of an agreement between the Company and the holders of the Series D Preferred Stock to 25,000 shares of Series D Preferred Stock.

The Debenture holder has filed a UCC claim on all assets of the Company including all intangibles. The agreement calls for the Company to restrict from use $200,000 of cash at all times. This restriction increases to $1,000,000 at such time the Company completes an initial public offering of its securities or reorganization under a reverse merger. As of March 31, 2007, the Company was in compliance with this cash restriction.

The Debenture is convertible in whole or in part at any time for the outstanding principal at the sole and exclusive option of the Debenture holder. The agreement originally provided for a conversion of debt to equity at a conversion price of $3.00 per share or up to 333,334 shares of common stock, being the per share price of the round of financing that preceded the Debenture issuance (Series D Preferred Stock). The Debenture's conversion price was adjusted to $2.00 per share which is convertible into up to 500,000 shares of common stock in accordance with the terms of the Debenture.

The issuance of the Debenture also provided for the issuance of transferable warrants to the Debenture holder for the purchase of up to 166,667 shares of common stock at an exercise price of $3.00 per share (which was subsequently reduced to $2.00 per share for the reasons described above).

January 31, 2007 Placement

On January 31, 2007, the Company’s predecessor, Fluid Audio, issued and sold 12% unsecured convertible debentures of the Company to several investors in a private placement offering based upon an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended, in reliance, among other things, on the size and manner of the offering and representations and warranties obtained from the investors.   The gross proceeds from this debenture were $2,600,000 and the related agent commissions and expenses were $229,080.

The principal and accrued interest for this debenture is due to mature on January 31, 2008. Interest of 12% calculated and compounded annually, accruing until maturity or upon conversion. The holders shall have to right to elect to receive the accrued interest either in cash separately or to accumulate it to the Debentures.

All of the Company’s Debentures are convertible, at the option of the holder, at any time following the completion of a Liquidity Event (as hereinafter defined) and prior to the maturity date into shares of Common Stock of the Company or Common Shares of the successor company (the “Conversion Securities”). For the purposes hereof, a “Liquidity Event” means the Company obtaining a listing or quotation of its shares of Common Stock (or, in the event that the Company undergoes a corporate reorganization whereby the Company becomes a wholly-owned subsidiary of another company, the common shares of such successor company) on Toronto Stock Exchange or the TSX Venture Exchange and, at the option of the Company, in addition thereto, Nasdaq or the Alternative Investment Market of the London Stock Exchange, by way of an IPO or any other transaction which provides holders of the Company’s shares of Common Stock with comparable liquidity that such holders would have received if such listing or quotation was obtained, including by means of a reverse take-over, merger, amalgamation, arrangement, take-over bid, insider bid, reorganization, joint venture, sale of all or substantially all of the Company’s assets, exchange of assets or similar transaction or other combination with a reporting issuer or a reporting company, with the result that, after giving effect to the occurrence of such Liquidity Event, the Conversion Securities issued upon conversion of the Debentures and exercise of the Warrants will become freely-tradable by the holders thereof under applicable securities laws in Canada (subject to usual control person restrictions).

The number of the Conversion Securities into which the Debentures will be converted is the principal amount of the Debentures, plus accrued and unpaid interest, divided by 90% of the IPO price per share or 90% of the equivalent price per share for other kinds of Liquidity Events based on the value of the Company as determined in good faith by the board of directors of the Company in connection with such Liquidity Event (the “Liquidity Event Price”).

The Company agreed to issue share purchase warrants of the Company (the “Warrants”) to the subscribers for Debentures concurrently with the issuance of the Debentures. Each Warrant entitles the holder to purchase such number of shares of Common Stock as is equal to the number of Conversion Securities issued upon conversion of the Debentures (including, if applicable, any additional Conversion Securities issued as a result of the Liquidity Penalty described below), at an exercise price per share (if applicable, the Canadian dollar equivalent) equal to 50% of the Liquidity Event Price. The Warrants will only be exercisable (i) following the occurrence of a Liquidity Event on or prior to the Maturity Date, (ii) to the extent as the holder’s Debentures are converted into Conversion Securities, and (iii) during the 12 month period following the date of completion of the Liquidity Event.

The Company shall use its reasonable commercial efforts to complete the Liquidity Event on or prior to July 31, 2007. If the Liquidity Event does not occur by the close of business on or prior to July 31, 2007, the Debentures shall be convertible into the number of Conversion Securities shares referred to above, multiplied by 1.1.

In addition to the commissions disclosed above, the brokers in connection with the offering of Debentures received warrants to purchase up to 7% of the aggregate number of Conversion Securities that are issuable upon conversion of all the Debentures sold pursuant to the offering, exercisable at 50% of the Liquidity Event Price per security for a period of 12 months following the date of completion of the Liquidity Event.

The Company has allocated $2,110,919 of the proceeds received to equity (additional paid-in capital) for the warrants issued and the debenture’s beneficial conversion feature. The allocation was made in accordance with Accounting Principles Board (APB) Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, as amended by EITF No. 00-27, Applications of Issue No 98-5 to Certain Convertible Instruments. This allocation created a debt discount on the debentures that is being accreted to interest expense over twelve months.

The Company considered the provisions of EITF No. 00-19, “Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock”, and concluded that the warrants and conversion options issued were within the Company’s control; and as such, liability accounting was applicable. The Company will reassess its ability to control cash settlement each quarter, and if need be, reclassify necessary derivatives from equity or preferred stock to liabilities if the Company no longer maintains control.

NOTE 7        RELATED PARTY TRANSACTIONS

Significant related party balances as of March 31, 2007 and transactions for the three months then ended were as follows:

In January 2007, the Company’s President and CEO loaned the Company $244,000. This amount and the amount owed to him at December 31, 2006 ($85,334) were paid in-full on February 5, 2007.

In November 2006, a stockholder of the Company, made a short-term loan to the Company of $250,000. In February 2007, the Company paid $125,000 toward its $250,000 short-term loan from stockholder. Under the loan, interest is due and accrues at an annual rate of 15%. The Company expects that the remaining balance due will either be paid in cash or paid in shares of common stock.

As of December 31, 2005, the Company owed Justin Beckett, the Company’s President and CEO, $54,011. There were no related party transactions during the three months ended March 31, 2006.

NOTE 8       CONVERTIBLE REDEEMABLE PREFERRED STOCK

The Company has authorized Preferred Stock of 10,000,000 shares of which 1,800,000 shares are designated as Series A Preferred Stock, 1,500,000 shares as Series B Preferred Stock, 1,200,000 shares as Series C Preferred Stock, 500,000 shares as Series D Preferred Stock, and 1,300,000 shares as Series E Preferred Stock, leaving 3,700,000 authorized Preferred Stock as undesignated. The Board of Directors, without further action by the stockholders, has the authority to designate any authorized but undesignated Preferred Stock and to establish the rights, preferences and restrictions of such Preferred Stock.

Pursuant to the terms of its agreement with the holders of the outstanding Series D Preferred Stock, the Company became obligated to issue to such holders an additional 175,000 shares of Series D Preferred Stock in connection with the Company's subsequent sale and issuance of shares of Series E Preferred Stock at a per share purchase price that was lower than the per share purchase price of the Series D Preferred Stock. As a result, the Company became obligated to issue an aggregate of 525,000 shares of Series D Preferred Stock, which is in excess of the authorized number of shares of Series D Preferred Stock.

In accordance with the terms and conditions of the Certificate of Designations for each of the Series C Preferred Stock and Series D Preferred Stock, the Company became obligated on December 1, 2006 to observe stockholders' liquidity entitlement for the Company's Common Stock at a ratio of 1.1:1 (instead of 1:1) because no liquidity event (as defined therein) had occurred on or before November 30, 2006.

All Preferred stockholders are entitled to receive 5% cumulative and compounding dividends, when and if declared by the Board of Directors, prior and in preference to any dividends on Common Stock.  For the three months ended March 31, 2007 and 2006, the Company accrued dividends of $97,395 and $65,012, respectively, on all shares of preferred stock. In addition, the Company reclassified $154,226 of accrued undeclared preferred stock dividends to additional paid in capital due to conversion of Series C Preferred Stock and Series D Preferred Stock. As of March 31, 2007, no dividends have been declared and paid.

In the event of liquidation or dissolution of the Company, Preferred Stockholders will be entitled to receive, on a pro rata basis but prior and in preference to any of the assets of the Company to the holders of the Common Stock, an amount per share equal to the issuance price per share, subject to adjustment for any stock, splits, stock dividends, combinations, recapitalizations or the like, plus any unpaid dividends.

Shares of Preferred Stock automatically convert into shares of Common Stock on the receipt of a majority vote of the applicable series, on a one-to-one ratio which is subject to adjustments for stock splits, stock dividends, mergers, consolidations, reorganizations and similar transactions, and certain other events. Additionally, shares of Series A though Series D Preferred Stock are automatically converted into shares of common stock at a one-to-one ratio, subject to adjustments for stock splits, stock dividends, mergers, consolidations, reorganizations and similar transactions, and certain other events, upon the closing of an underwritten equity offering of at least $5,000,000 as defined.

Shares of Series C and Series D Preferred Stock are also automatically converted into shares of Common Stock at a 1:1.1 ratio upon the Company becoming listed on a public exchange, as defined, and upon the occurrence of an acquisition, merger, reverse merger, take over or liquidating event, as defined.

Shares of Series E Preferred Stock are automatically converted into shares of Common Stock at a 1:1.1 ratio, subject to adjustments for stock splits, stock dividends, mergers, consolidations, reorganizations and similar transactions, and certain other events, upon the listing of the Shares of Series E Preferred Stock or Common Stock on a public exchange, as defined, or the occurrence of an acquisition, merger, reverse merger, take over or liquidating event, as defined.

On February 14, 2007, the Company consummated a reverse merger. As a result, the shares of Series C and Series D Preferred Stock were automatically converted into shares of Common Stock at that time. In addition, Series E Preferred Stock was renamed Series C Preferred Stock.

Subsequent to March 31, 2007, a majority of the stockholders of the Series A and Series B Preferred Stock elected to convert their shares into shares of Common Stock (see Note 12).

If not converted into Common Stock previously, shares of Preferred Stock are redeemable at the holder's option beginning five years after issuance for cash at the higher of the original issuance price (liquidation value) or the fair market value as determined by an independent third party, plus all accrued but unpaid dividends thereon.

Preferred Stockholders are entitled to vote on all matters presented to the stockholders of the Company on a basis equal to the number of shares of the common stock then issuable upon conversion of the Preferred Shares.

In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," and Topic D-98 and Accounting Series Release 298, because the Company's Preferred Stock contains a conditional obligation to redeem for cash, they are classified on the consolidated balance sheet between Liabilities and Equity under Convertible Redeemable Preferred Stock.

Series A Preferred Stock

During 2005, a total of 1,800,000 shares of Series A Preferred Stock were issued. From this the Company received $1,200,000 in cash at its $1.00 per share issuance price. A total of 300,000 shares were issued as payment toward a debt owed to our President and Chief Executive Officer and 300,000 shares were issued to the Company's Chairman of the Board of Directors as compensation for past services rendered. From these two transactions, a $300,000 reduction of debt was recognized and a $300,000 expense to compensation was recorded in the accompanying financial statements for the year ended December 31, 2005.

Series B Preferred Stock

During 2005, the Company received gross cash proceeds of $1,722,163 from the sale of shares of its Series B Preferred Stock. Offering costs of $64,944 were incurred for legal fees and agent expenses. Additionally, agents and brokers involved with the sale were issued 33,354 shares of Series B Preferred Stock, valued at $1.75 per share, or $58,370, and warrants to purchase up to 43,354 shares of Series B Preferred stock at an exercise price of $1.75 per share, valued at $32,209. The Company issued an aggregate of 1,017,447 shares of its Series B Preferred Stock in connection with this offering.

In November 2006, a total of 26,677 shares of Series B Preferred Stock were issued in connection with the exercise by warrant holders at an exercise price of $1.75 per share, yielding $46,685 of net proceeds to the Company.

Series C Preferred Stock

On July 28, 2006, the Company issued 1,078,000 shares of Series C Preferred Stock (formerly Series E) for $2.00 per share, raising $2,065,519 in gross proceeds. In addition, $88,841 was credited to the amount owed to Mr. Beckett, as partial payment towards his purchase of 50,000 shares of Series E Preferred Stock at its $2.00 per share issuance price and $1,640 towards an unpaid consulting fee. The remaining $9,519 owed to the Company for this purchase was paid by Mr. Beckett in October 2006. Offering costs related to this offering for legal, commissions and agent expenses totaled $199,184. In addition to these fees, brokers associated with the sale were issued warrants to acquire up to 71,960 shares of Series E Preferred stock at an exercise price of $2.00 per share, which the Company values at $35,397.

NOTE 9        STOCKHOLDERS’ DEFICIT, STOCK OPTIONS AND WARRANTS

Common Stock

The Company has authorized 20,000,000 shares of common stock.

On February 14, 2007, Fluid Audio entered into a Subscription Agreement and a Plan and Agreement of Merger with Freedom 20, Inc. ("Freedom 20"). On the same day, Freedom 20 entered into a Redemption Agreement with its sole stockholder, Getting You There, LLC, pursuant to which Freedom 20 redeemed all of its issued and outstanding shares, being an aggregate of 100,000 shares of Freedom 20's Common Stock, par value $0.0001 per share, in consideration of an aggregate payment consisting of $1.00 and 82,500 shares of common stock of the Company.

Upon completion of the Merger, on February 14, 2007, a total of 1,609,980 shares of Series C and Series D Preferred Stock were automatically converted into shares of Common Stock on a 1.1:1 basis, for a total of 1,770,978 shares. Also, the Company recorded $285 to effect the recapitalization of Common Stock based on par value at $.0001.

In March 2007, the Company issued 23,250 shares of Common Stock to consultants for services rendered. These shares have been valued at $4.00 per share and have been expensed when issued.

Stock Options

Our 2005 Stock Incentive Plan (the "Plan") has authorized the grant of both incentive and non-qualified stock options, as well as stock appreciation rights and restricted stock, to officers, employees, directors and consultants of the Company. At no time shall the total number of shares of common stock issuable upon the exercise of all outstanding options granted under the Plan, together with all other options and restricted stock then outstanding, exceed 30% of the then outstanding shares of common stock. The terms of the plan limit the reserved pool to 13% of the Company's issued and outstanding Common Stock.

The Plan is administrated by a committee designated by the Company's Board of Directors. The committee has the authority to determine the specific terms of each award granted under the Plan, subject to certain IRS limitation to the extent the award is designated as an incentive stock option. However, options awarded to employees under the Plan must be fully vested within five years from the date of grant.

All options granted under the plan have been approved by the Board of Directors.

The following table summarizes stock option activity for the three months ended March 31, 2007:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Outstanding at January 1, 2007	659,669	$0.59	7.8 years
Granted	322,170	$0.83	7.4 years
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at March 31, 2007	981,839	$0.67	7.5 years
Exercisable at March 31, 2007	683,632	$0.82	6.6 years
Vested or expected to vest at March 31, 2007	981,839	$0.67	7.5 years

In March 2007, the Company issued an employment offer letter to an executive officer that included the grant of stock options to purchase up to 100,000 shares of Common Stock as part of the officer's compensation.

Warrants

In May 2006, in connection with the issuance of the Debenture (Note 6), the Company issued to the holder warrants to purchase up to 166,667 shares of Common Stock at an exercise price of $3.00 per share which was subsequently reduced to $2.00 per share as explained in Note 8. These warrants expire in May 2009. The Company accounted for these warrants by expensing the fair value at the $3.00 exercise price and expensing the difference for the modified fair value at the $2.00 exercise price.

In November 2006, in connection with amounts loaned to the Company by a stockholder, the Company issued to the lender warrants to purchase up to 50,000 shares of Common Stock at an exercise price of $1.50 per share. These warrants expire upon the earlier of (i) three years from the date of issuance, and (ii) a public listing of the Company. The Company accounted for these warrants by expensing the fair value at the $1.50 exercise price.

During 2005 and 2006, in connection with the issuance of Preferred Stock (see Note 8), the Company issued brokers and dealers warrants to acquire up to the following:

43,354 shares of Series B Preferred stock at an exercise price of $1.75 per share
70,980 shares of old Series C Preferred stock at an exercise price of $2.00 per share
71,960 shares of Series E Preferred stock (renamed Series C) at an exercise price of $2.00 per share

Of the 43,354 warrants issued to acquire shares of Series B Preferred Stock, warrants to acquire 26,677 shares were exercised in 2006 and the Company received cash proceeds of $46,685. The remaining warrants to acquire Series B Preferred stock expired during the 1st quarter of 2007

The warrants to acquire old Series C were reclassified to acquire Common Stock after conversion of Series C Preferred Stock expires in 2008.

The warrants to acquire Series E Preferred Stock (renamed Series C) expire in 2008.

NOTE 10        INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS 109, "Accounting for Income Taxes”, using the liability method. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the current consolidated financial statements or tax returns.

The components of the income tax provision for the three months ended March 31, 2007 were as follow:

2007

Current	$1,600
Deferred	—

Total	$1,600

Income tax expense (benefit) for the three months ended March 31, 2007 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:

2007

Computed tax benefit	$(1,235,911)
Non-deductible items	315
Change in valuation allowance	1,449,224
Return to provision	—
State and local income taxes, net of tax benefit	(212,028)

Total	$1,600

Significant components of the Company's deferred tax assets and liabilities for federal income taxes at March 31, 2007 and December 31, 2006 consisted of the following:

	2007	2006

Net operating loss carryforward	$4,219,566	$3,739,861
Deferred revenue	486,504	79,256
Accrued vacation	12,424	12,994
Allowance for bad debts	3,213	—
Equity compensation and interest	719,259	51,733
Valuation allowance	(5,060,361)	(3,612,194)
Current year state tax	1,088	816

Total deferred tax assets	381,693	272,466
Deferred tax liabilities
State tax	(381,693)	(272,466)

Net deferred tax assets/liabilities	$—	$—

As of March 31, 2007, the valuation allowance for deferred tax assets totaled $5,060,361. For the period ended March 31, 2007, the net change in the valuation allowance was an increase of $1,448,168.

As of March 31, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of $9,849,925 and $9,848,325, respectively. The net operating loss carryforwards expire through 2027. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

The net deferred tax asset has been completely offset by a valuation allowance, as its realization is not reasonably assured.

NOTE 11        COMMITMENTS AND CONTINGENCIES

Operating Lease - Rent

The Company leases office and equipment, under non-cancelable operating leases expiring at various dates through 2008.  The following is a schedule of future minimum lease payments for rent under a non-cancelable operating lease:

2007	$37,901
2008	12,634
Total	$50,535

Rent expense for the three months ended March 31, 2007 was $12,239. During the first three months of 2006, the Company maintained two office locations. Rent expense for the three months ended March 31, 2006, was $17,616.

Hosting Services

Hosting services were provided by Savvis Communications Corporation through a series of dedicated servers. In November 2006, the Company changed hosting providers in an effort to conserve cash and reduce costs. The Company has not decided whether it will enter into a long-term relationship with its new hosting service provider.

For the months ended March 31, 2007, the charge for hosting services was $22,755. For the three months ended March 31, 2006, the charge for hosting services was $88,817. This amount is classified on the Company’s condensed consolidated statement of operations as a Cost of Revenue.

Fremantle License - Website

On March 11, 2005, the Company entered into a three-year license agreement with Fremantle Media North America, Inc. for $1,400,000 to obtain the exclusive right to use and exploit the American Idol TV show format and related trademarks on the Internet. The Company believes that this is an operating license and, therefore, neither capitalizes the license or report the future liability of its minimum payment obligations on its balance sheet.

Over the term of the license, each year the Company is required to pay the higher of (a) royalties of 25% of revenue from the use of the AI trademark including music upload fees, promotions, subscriptions, advertising sponsorships, less a 5% administrative fee or (b) an annual, guaranteed minimum payment, per the following schedule:

In 2007, the Company may exercise its right to renew its license for the subsequent calendar year for a minimum royalty fee of $800,000, if all prior years’ minimum payments have been made. For that year, as in all years past, the Company will be required to pay the higher of (a) the minimum royalty payment or (b) royalties of 25% of revenue from the use of the AI trademark including music upload fees, promotions, subscriptions, advertising sponsorships, less a 5% administrative fee.

In 2008, the Company may exercise its right to renew its license for the subsequent calendar year for a minimum royalty fee of $1,000,000, if all prior years’ minimum payments have been made. For that year, as in all years past, the Company will be required to pay the higher of (a) the minimum royalty payment or (b) royalties of 25% of revenue from the use of the American Idol trademark including music upload fees, promotions, subscriptions, advertising sponsorships, less a 5% administrative fee.

During the three months ended March 31, 2007 and 2006, the Company incurred Fremantle Media North America royalties of $150,000 and $125,000, respectively.

Fremantle License - Magazine

The Company pays licensing fees for use of the American Idol brand in its magazine at the rate of $70,000 per issue, and $55,000 for the annual Red Carpet party and two free pages in each issue of the magazine.

For the three months ended March 31, 2007, the Company recorded licensing fees of $104,092 comprised of $70,000 payable in cash and $34,092 recognized for the bartered component. For the three months ended March 31, 2006, the Company recorded licensing fees of $113,954 comprised of $70,000 payable in cash and $43,954 recognized for the bartered component.

NOTE 12        SUBSEQUENT EVENTS

Stock Grants

In April 2007 and May 2007, the Company issued a total of 64,000 shares of common stock to consultants for services rendered. These shares have also been valued at $4.00 per share and have been expensed when issued.

Conversion of Shares of Series A Preferred Stock and Shares of Series B Preferred Stock

The Certificate of Designations of the Company provides that all outstanding shares of Series A Preferred Stock and Series B Preferred Stock will automatically convert into shares of common stock upon, among other things, the affirmative vote or written consent of a majority of the then outstanding shares of Series A Preferred Stock voting separately as a single class or Series B Preferred Stock voting separately as a single class. On April 11, 2007, the holders of each of the shares of Series A Preferred Stock and Series B Preferred Stock, each voting separately as a single class, approved the conversion of the Series A Preferred Stock and the Series B Preferred Stock, as applicable, into shares of common stock. As a result, the Company issued an aggregate of 2,844,124 shares of common stock to such holders, reflecting the conversion of one share of Series A Preferred Stock or Series B Preferred Stock, as applicable, for one share of common stock.

Redomicile of the Company

On April 11, 2007, the Board of Directors of the Company unanimously approved, and stockholders holding a majority of the shares of common stock outstanding and beneficially owned approved, the issuance and sale of shares of common stock by way of an initial public offering in Canada. In connection with the proposed offering, the Board and the stockholders have also approved a corporate reorganization of the Company whereby:

(i)
The Company would form a wholly-owned subsidiary under the laws of the State of Delaware (the "US Subsidiary") and transfer all the current business operations of the Company to the US Subsidiary in exchange for all of the capital stock of the US Subsidiary; and

(ii)	The place of incorporation of the Company would be changed from Delaware to Nevada as part of an overall plan to ultimately change the place of incorporation of the Company to Canada.

On May 17, 2007, the Company consummated these transactions and became a company organized under the laws of Nevada for a short interim period until the Company completes its change of domicile to Canada. All business operations formerly conducted by the Company are now conducted by the US Subsidiary.

Shareholder Loans

During May 2007 and June 2007, the Company’s President and CEO loaned the Company a total of $295,711. Interest accrues at an annual rate of 12%. The outstanding principal and all accrued interest shall be due and payable at the earlier of the closing of equity or debt instruments financing or July 30, 2007.

Compensation of Directors

Following completion of the Company’s anticipated public offering, each of the directors of the Company (other than those who are officers of the Company) will be entitled to receive an annual retainer of US$15,000, other than the members of the Operations Committee and the chairs of the Compensation and Governance Committee and Audit Committee, who will each be entitled to receive an annual retainer of US$25,000. Additional fees may be paid to the directors of the Company in connection with certain specific projects or mandates. Directors will also be eligible to receive options under a new stock option plan which the Company intends to adopt in connection with the completion of the Offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Except as expressly indicated or unless the context otherwise requires, as used herein, "we", "us", "our", or "the Company", we mean Fluid Media Networks, Inc., a Nevada corporation, or prior to May 17, 2007, Fluid Media Networks, Inc., a Delaware corporation, as the context requires in each case, parent of its wholly owned subsidiary, Fluid Audio Media, LLC, a limited liability company formed under the laws of the State of Delaware.

The following management's discussion and analysis of the financial condition and results of operations ("MD&A") of Fluid Audio contains certain expectations and projections regarding our future performance discussed in this quarterly report are forward-looking and are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial and economic data along with our operating plans and are subject to future events and uncertainties. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Actual results could vary materially from those anticipated for a variety of reasons. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

History

The Company's predecessor, Fluid Audio Network, Inc. (“Fluid Audio”) was incorporated in the State of Delaware on September 20, 2004. On February 14, 2007, Fluid Audio entered into the Merger Agreement with Freedom 20, Inc. (“Freedom 20”), a Delaware corporation incorporated on June 27, 2006 for the purpose of pursuing a business combination. Concurrently with the execution of the Merger Agreement, Fluid Audio purchased all of the issued and outstanding shares of Freedom 20 for an aggregate purchase price of $1.00 and Freedom 20 became a wholly-owned subsidiary of Fluid Audio. Freedom 20 subsequently effected a short-form parent-subsidiary merger, following which the separate existence of Fluid Audio was terminated and Freedom 20, the surviving entity, changed its name to "Fluid Media Networks, Inc.". The transaction was accounted for as a reverse merger, with Fluid Audio deemed to be the acquirer for accounting purposes. Accordingly, the historical financial information of the Company will be that of Fluid Audio for reporting purposes. As at December 31, 2006 and February 14, 2007, Freedom 20 had no material assets or liabilities.

Overview

The Company is a diversified digital music services company providing products and services to emerging artists, as well as their fans and advertisers, in the digital music industry. The Company derives revenues from three primary channels: (1) Artist Services; (2) Advertising and Sponsorship; and (3) Sales and Licensing.

Revenue Recognition

The Company's revenues are derived from Internet advertising services and artist services fees. The Company recognizes revenue from its online sales of spin cards and corporate advertising (including banner, buttons and email), whereby revenue is recognized in the period(s) in which the Company's obligation is fulfilled. All sales are negotiated at arm's length, with unrelated, third parties.

In accordance with United States Securities Exchange Commission ("SEC") Staff Accounting Bulletins (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”), the Company considers the following four characteristics in determining whether revenue exists that can be recognized: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) seller’s price to the buyer is fixed or determinable, and 4) collectibility is reasonably assured.

The Company recognizes revenue for non-cash sponsorship sales, or barter transactions, in accordance with SFAS 153, whereby revenue is recorded at the fair value of the assets acquired or the assets relinquished, whichever is the most readily determinable, during the period in which the contest or event that is being sponsored occurs.

The Company believes that EITF No. 99-17, “Accounting for Advertising Barter Transactions” (“EITF 99-17”), does not apply to its barter transactions because EITF 99-17 applies to exchanges of advertising for advertising. In each of the Company’s barter contracts, something other than advertising is either received or relinquished.

For the three months ended March 31, 2007, of the $691,563 in total revenue, revenue derived from barter transactions amounted to $354,116. Of that amount, $178,714 was recognized from online (website) transactions and $175,402 was recognized from offline (magazine) transactions, leaving $337,448 in revenue derived from cash sales.

For the three months ended March 31, 2006, of the $1,230,386 in total revenue, revenue derived from barter transactions amounted to $807,850. Of that amount, $713,568 was recognized from online (website) transactions and $94,282 was recognized from offline (magazine) transactions, leaving $422,536 in revenue derived from cash sales.

The following section provides details of the Company's barter transactions.

American Idol Underground

For the three months ended March 31, 2007, the amount of revenue recognized from bartered sponsorships for contest prizes on American Idol Underground was $178,714 and is shown within Advertising/sponsorship and is on the Company's unaudited consolidated statement of operations. The offset was considered a marketing expense and is shown within Sales and marketing. For the three months ended March 31, 2006, the amount was $501,885.

In addition, most sponsors advertised on the Company's website, accepting payment in the form of spin credits — enabling the user to upload a song for free (and thereby avoiding the $25 fee). For the three months ended March 31, 2007, there were no revenues during the period. For the three months ended March 31, 2006, the amount of revenue recognized from this service for advertising exchange was $211,683 and is shown within Advertising/sponsorship on the Company's unaudited consolidated statement of operations. The offset was considered an advertising expense shown within Sales and marketing.

In March 2006, Fox Interactive Media ("FIM") entered into a barter agreement with the Company. The agreement required the Company to, among other things, develop a customized, feature-rich application (a "microsite") to FIM's specifications and to provide digital music content to be streamed from the microsite. In exchange, FIM was required to deliver over 40 million impressions (valued at $163,660) promoting the microsite and to mention the Company's website three times during the American Idol television show (valued at $150,000). FIM hosted the microsite on the American Idol website (www.americanidol.com) and delivered the banners and on-air mentions during the month of April 2006. For the three months ended March 31, 2006, no revenues were recognized.

American Idol Magazine

For the three months ended March 31, 2007, the Company had seven contracts that involved barter relating to the American Idol magazine — five for goods and promotional services, one for distribution and one for part-payment of the Fremantle Media license fee. Each barter counterparty received advertising space in the magazine at no charge and the Company reserved for ten full pages in connection therewith.

For the three months ended March 31, 2006, the Company had three contracts that involved barter relating to the American Idol magazine — two for distribution and one for part-payment of the Fremantle Media license fee. Each barter counterparty received advertising space in the magazine at no charge and the Company reserved for each issue four full pages in connection therewith. The amount recorded as revenue and cost for these transactions was determined by calculating the average price of comparable advertisements.

The barter transactions involving goods and promotional services for the three months ended March 31, 2007 was attributable to five sponsorship agreements. The arrangements required seven free pages in the magazine. For the three months ended March 31, 2007, the amount of revenue recognized from these transactions was $119,321, and is shown within Advertising/sponsorship on the Company's unaudited consolidated statement of operations. The offset was charged to Cost of revenue.

In each of the distribution transaction(s), the Company received in-store placement of the magazine throughout the United States in most of the counterparty's retail stores. For the three months ended March 31, 2007 and March 31, 2006, the amount of revenue recognized from these transactions was $21,989 and $50,328, respectively, and is shown within Advertising/sponsorship on the Company's unaudited consolidated statement of operations. The offset was charged to Cost of revenue.

The non distribution related barter transaction for the three months ended March 31, 2007 and March 31, 2006 was attributable to the American Idol licensing agreement. The arrangements required two free pages in each edition of the magazine in addition to a cash payment. For the three months ended March 31, 2007 and March 31, 2006, the amount of revenue recognized from this form of licensing fee was $34,092 and 43,954, respectively, and is shown within Advertising/sponsorship on the Company's consolidated statement of operations. The offset was charged to the Fremantle Media operating license.

Three Months Ended March 31, 2007 and 2006

Net loss for the three months ended March 31, 2007 and March 31, 2006 was $3,635,032 and $2,071,209, respectively. The Company has used cash in operations in the amount of $1,574,241 and $849,768 for the three months ended March 31, 2007 and March 31, 2006, respectively, primarily to develop the Company's business, promote the launch of its services and build a revenue stream. The Company's accountants have expressed doubt about the Company's ability to continue as a going concern as a result of its continued net losses. The ability of the Company to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate sufficient customers who will purchase its products and use its services and the Company's ability to generate revenues.

Total Revenue, Expenses and Net Losses

Total revenue for the three months ended March 31, 2007 decreased to $691,563 from $1,230,386 for the same period during 2006. Revenue decreased primarily due to a shift in the Company’s strategy and resource deployment to more long-term diversification initiatives that are aimed at reducing the Company’s reliance on revenue derived from its association with the American Idol brand. The Company also reduced the spending on external marketing campaigns to focus more on viral marketing initiatives. Of the overall $538,823 decrease in revenue, $539,062 related to online activities, which was offset by a minor increase related to offline activities attributable to the American Idol Magazine. A predominately larger percentage of the Company's revenue has been derived from Advertising and sponsorship activities as the following table illustrates:

	Three Months Ended March 31, 2007%		Three Months Ended March 31, 2006%

Artist Services	$3,790	1%	$255,055	21%
Advertising/sponsorship	687,773	99%	975,331	79%

Total revenue	$691,563		$1,230,386

Until June 2007, the Company held the advertising sublicense for the American Idol Magazine from Corporate Sports Marketing Group, Inc. (“CSM”). The initial term of the original license between CSM and Fremantle Media ended in June 2007. The Company is currently in discussions with Fremantle Media with respect to becoming the direct publishing licensee for the magazine. There can be no assurances that the Company will be able to license the magazine’s advertising inventory. For the three months ended March 31, 2007, revenue and expenses derived from the sublicense amounted to $463,435 and $972,487, respectively, representing 67% and 141% of total revenue of the Company, respectively. For the three months ended March 31, 2006, revenue and expenses derived from the sublicense amounted to $463,196 and $581,852 respectively, representing 38% and 47% of total revenue of the Company, respectively.

Cost of Revenue

Costs of revenue include all direct costs incurred in selling products. The Company does not separate sales of different product lines into operating segments due to the similarity between its online and offline properties and the interrelated decisions management makes when operating them. Management bases this decision, in part, on SFAS 131, "Disclosures about Segments of an Enterprise and Related Information".

The Company's cost of revenue for the three months ended March 31, 2007 decreased to $312,792 from $407,762 for the same period during 2006. The decrease in cost of sales is primarily attributable to reduced hosting costs related to maintaining the Company’s technology infrastructure. The company switched hosting providers in the fourth quarter of 2006 which resulted in lower monthly hosting fees. The difference between total revenue and cost of revenue is gross profit. Gross profit for three months ended March 31, 2007 decreased to $378,771 from $822,624 for the three months ended March 31, 2006. These decreases were primarily attributable to the aforementioned reduced hosting costs related to maintaining the Company’s technology infrastructure.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 decreased to $2,614,701 from $2,886,515 for the same period during 2006. This was primarily attributable to decreases in selling, general and administrative expenses and research and development costs of $589,392 and $47,146, respectively. These decreases were offset by an increase in depreciation and amortization expense of $349,586. Depreciation and amortization expense increased primarily due to amortization expenses associated with the American Idol advertising rights. Selling, general and administrative expenses decreased due to reduced spending on external marketing campaigns and promotions. Research and development costs decreased due to less reliance by the Company on outside business consultants and services.

Interest Expense

Interest expense for the three months ended March 31, 2007 increased to $1,402,840 from $6,571 for the same period during 2006. The increase of $1,396,269 was due primarily to the conversion of the Company’s shares of Series C and Series D Preferred Stock into shares of Common Stock in connection with the Company’s reverse merger transaction completed on February 14, 2007, and interest expense related to $2.6 million convertible debentures issued on January 31, 2007.

Net Loss

As a result of increased depreciation and amortization expense and interest expense, offset by decreases in selling, general and administrative expenses and research and development costs, net loss for the three months ended March 31, 2007 increased to $3,635,032 as compared to $2,071,209 for the same period during 2006. Per share loss amounts for the three months ended March 31, 2007 and March 31, 2006 were $(0.72) and $(0.45), respectively.

The Company cannot guarantee that it will be successful in generating sufficient revenues or other funds in the future to cover operating costs. Failure to generate sufficient revenues may have a materially adverse effect on the business, financial condition and results of operations of the Company.

Liquidity and Capital Resources

As the Company continues to implement its business plan, management anticipates that both cash generated from operations and used in operations will increase as the business of the Company expands. This expansion is primarily dependent on the increased income from the Company's artist services and advertising and sponsorship channels. There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company’s short-term or long-term liquidity. The Company has no material commitments for capital expenditures.

Operations

Cash used in operating activities for the three months ended March 31, 2007 increased to $1,574,241 as compared to $849,768 in the three months ended March 31, 2006. This increase was primarily attributable to building an administrative infrastructure and positioning the Company in the marketplace through advertising and promotional activities.

Investments

Net cash used in investing activities for the three months ended March 31, 2007 decreased to $278,813 from $1,199,854 in the three months ended March 31, 2006. Investments made for the three months ended March 31, 2007 were primarily limited to an additional investment in Innovative Diversified Technologies, Inc. d.b.a. (“DiskFaktory”) of $250,000. Investments made in the three months ended March 31, 2006 were primarily limited to an acquisition of advertising rights for $1,100,000.

Financing

Net cash provided by financing activities was $2,162,187 and $2,189,297 for the three months ended March 31, 2007 and 2006, respectively.

During the three months ended March 31, 2007, the Company raised its operating and investment capital through the sale of 12% unsecured convertible debentures. The gross proceeds from this debenture were $2,600,000 and the related agent commissions and expenses were $229,080. The principal and accrued interest for this debenture is due to mature on January 31, 2008. Interest of 12% calculated and compounded annually, accruing until maturity or upon conversion. The Investors shall have to right to elect to receive the accrued interest either in cash separately or to accumulate it to the Debentures. As of March 31, 2007, $2,600,000 and $52,000 in principal and accrued interest, respectively, remained outstanding pursuant to the Debentures.

The number of the Conversion Securities into which the Debentures will be converted is the principal amount of the Debentures, plus accrued and unpaid interest, divided by 90% of the IPO price per share, or 90% of the equivalent price per share for other kinds of Liquidity Events, as described below. The Company shall use its reasonable commercial efforts to complete the Liquidity Event on or prior to July 31, 2007. If the Liquidity Event does not occur by the close of business on or prior to July 31, 2007, the Debentures shall be convertible into the number of Conversion Securities shares referred to above, multiplied by 1.1. The Company is actively taking steps to ensure that a Liquidity Event occurs on or prior to July 31, 2007.

For purposes of the Debentures, a Liquidity Event means the Company obtaining a listing or quotation of its shares of Common Stock (or, in the event that the Company undergoes a corporate reorganization whereby the Company becomes a wholly-owned subsidiary of another company, the common shares of such successor company) on Toronto Stock Exchange or the TSX Venture Exchange and, at the option of the Company, in addition thereto, Nasdaq or the Alternative Investment Market of the London Stock Exchange, by way of an IPO or any other transaction which provides holders of the Company’s shares of Common Stock with comparable liquidity that such holders would have received if such listing or quotation was obtained, including by means of a reverse take-over, merger, amalgamation, arrangement, take-over bid, insider bid, reorganization, joint venture, sale of all or substantially all of the Company’s assets, exchange of assets or similar transaction or other combination with a reporting issuer or a reporting company, with the result that, after giving effect to the occurrence of such Liquidity Event, the Conversion Securities issued upon conversion of the Debentures and exercise of the Warrants will become freely-tradable by the holders thereof under applicable securities laws in Canada (subject to usual control person restrictions).

In addition to the commissions disclosed above, the brokers in connection with the offering of Debentures received warrants to purchase up to 7% of the aggregate number of Conversion Securities that are issuable upon conversion of all the Debentures sold pursuant to the offering, exercisable at 50% of the Liquidity Event Price per security for a period of 12 months following the date of completion of the Liquidity Event.

During the three months ended March 31, 2006, the Company raised its operating capital through the sale of convertible redeemable Series C Preferred Stock for total gross proceeds to the Company of $2,028,000 and the related agent commissions and expenses were $61,067.

2007 Outlook

Management's focus for 2007 will be the redeployment of the Company's core technology and the execution of the Company's growth strategy. In addition, the Company intends to launch a minimum of five new emerging artist platforms during 2007. As a by-product of the foregoing, the Company plans to achieve its objective of reducing its reliance on revenue derived from its association with the American Idol brand.

On April 11, 2007, the Board of Directors of the Company unanimously approved, and stockholders holding a majority of the shares of common stock outstanding and beneficially owned approved, the issuance and sale of shares of common stock by way of an initial public offering in Canada. In connection with the proposed offering, the Board and the stockholders have also approved a corporate reorganization of the Company whereby:

(i)
The Company would form a wholly-owned subsidiary under the laws of the State of Delaware (the “US Subsidiary”) and transfer all the current business operations of the Company to the US Subsidiary in exchange for all of the capital stock of the US Subsidiary; and

(ii)	The place of incorporation of the Company would be changed from Delaware to Nevada as part of an overall plan to ultimately change the place of incorporation of the Company to Canada.

On May 17, 2007, the Company consummated these transactions and became a company organized under the laws of Nevada. The Company intends to remain a Nevada corporation for a short interim period until the Company completes its change of domicile to Canada. All business operations formerly conducted by the Company are now conducted by the US Subsidiary. We do not anticipate that this transaction will have a significant effect on our financial statements, as the company will prepare such financial statements in accordance with Canadian generally accepted accounting principles, which, as applied to the Company, in all significant respects conforms with US generally accepted accounting principles.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also known as "variable interest entities" (VIEs).

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company adopted SFAS 155 on January 1, 2007, which did not have a significant impact on the Company’s results of operations or financial condition.

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on the Company’s financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. The Company is required to adopt SAB 108 by the end of 2007 and does not expect adoption to have a significant impact on the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liabilities in its statement of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Under SFAS 158, the Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of 2007. The Company is evaluating the impact this statement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company is required to adopt SFAS 157 effective at the beginning of 2009. The Company is evaluating the impact this statement will have on its consolidated financial statements.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), that provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157.  The Company is currently evaluating the potential impact of the adoption of SFAS 159 on its future consolidated financial statements.

Critical Accounting Policies

Critical accounting policies for the Company are as follows:

Website Development Costs

The Company capitalizes website development costs in accordance with Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Web Site Development Costs,” and Statements of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” whereby costs related to the preliminary project stage of development are expensed and costs relating to the application development stage are capitalized. Any additional costs for upgrades and enhancements which result in additional functionality are capitalized. Capitalized website development costs are amortized over the shorter of five years or the license period for which a particular website is based upon. Management believes that its core technology, utilized in its current websites, has an expected useful life that is longer than the remaining term of its licensing agreement and that this core technology will provide a common, technological base for other websites the Company may choose to develop.

The development costs capitalized for the year ended December 31, 2006 were $297,929, of which $268,514 was placed into service and $29,415 remained in development. For the three months ended March 31, 2007, cost capitalized were $28,813, of which $0 was placed into service and total capitalized costs of $58,228 remained in development as at March 31, 2007.  As of March 31, 2007, remaining unamortized website development costs will be amortized over a weighted-average period of 4 years. Total amortization expense for website development costs for the three months ended March 31, 2007 and 2006 was $41,053 and $9,641, respectively.

Management applies significant judgment when determining whether products under development are technologically feasible or whether it is probable that they will result in additional functionality. These judgments include assessments of our development progress and expected performance. Additionally, the future realizability of capitalized software costs is subject to regular review by management, who consider expected future benefits. The estimates of expected future benefits include judgments about growth in demand for our products, performance by our strategic partners and fair values for related services. Changes in these estimates could require us to write down the carrying value of these capitalized amounts and could materially impact our financial position and results of operations.

Revenue Recognition

The Company's revenues are derived from Internet advertising services and artist services fees. The Company recognizes revenue from its online sales of spin cards and corporate advertising (including banner, buttons and email), whereby revenue is recognized in the period(s) in which the Company's obligation is fulfilled. All sales are negotiated at arm's length, with unrelated, third parties.

In accordance with United States Securities Exchange Commission ("SEC") Staff Accounting Bulletins (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”), the Company considers the following four characteristics in determining whether revenue exists that can be recognized: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) seller’s price to the buyer is fixed or determinable, and 4) collectibility is reasonably assured.

The Company recognizes revenue for non-cash sponsorship sales, or barter transactions, in accordance with SFAS 153, whereby revenue is recorded at the fair value of the assets acquired or the assets relinquished, whichever is the most readily determinable, during the period in which the contest or event that is being sponsored occurs.

The Company believes that EITF No. 99-17, “Accounting for Advertising Barter Transactions” (“EITF 99-17”), does not apply to its barter transactions because EITF 99-17 applies to exchanges of advertising for advertising. In each of the Company’s barter contracts, something other than advertising is either received or relinquished.

Advertising Costs

Advertising costs are expensed as incurred and are included in the Marketing and Promotion expenses in the accompanying condensed consolidated statement of operations. Advertising costs, shown within Sales and Marketing expenses included in the Company’s condensed consolidated statement of operations, were $106,631 and $959,927 for the three months ended March 31, 2007 and 2006, respectively. Advertising costs include barter transaction costs of $0 and $338,800 for the three months ended March 31, 2007 and 2006, respectively.

Investment in Affiliate at Cost

In 2006, the Company purchased a 7.25% interest in DiskFaktory, a privately-held provider of custom CD duplication services, for $625,000. The Company accounts for the investment under the cost method as required by APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (APB 18). APB 18 requires that “other-than-temporary” impairments be recognized when they occur. Further, FASB Staff Position (FSP) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (as amended) provide guidance as to the meaning of other-than-temporary impairment and is applicable to “cost-method” investments. These pronouncements require cost-method investment to be assessed for impairment generally when an impairment indicator is present. Should the investment be considered more than temporarily impaired, the investment will be written down to fair value, as a deduction against current period income. During the three months ended March 31, 2007, and prior, an impairment charge was not recognized on this investment.

On March 7, 2007, the Company made an additional investment of $250,000 bringing the total investment in this entity to $875,000. This additional investment purchased 487,091 additional, newly issued shares bringing the Company’s total percentage ownership to 10.1%.

The Company has evaluated it’s investment in DiskFaktory under the guidelines promulgated under FASB Interpretation Number (FIN) No. 46, “Consolidation of Variable Interest Entities,” which explains how to apply the controlling financial interest criterion in ARB 51 to variable interest entities. The Company has determined that its investment (10.1%) did not meet the requirements for consolidating the affiliated company’s statement of financial position or results from operations due to the fact that the Company neither absorbs a majority of the entity’s expected losses nor receives a majority of its expected residual returns.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

On January 1, 2007, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarified the accounting for uncertainty in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires management to evaluate its open tax positions that exist on the date of initial adoption in each jurisdiction. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. The Company’s effective tax rate differs from the federal statutory rate primarily due to losses sustained for which no tax benefit has been recognized.

As of March 31, 2007, the Company had a valuation allowance equal to its total net deferred tax assets due to the uncertainty of ultimately realizing tax benefits of approximately $5,060,361. The Company will be filing income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Once returns are filed, time limitations on examinations of returns filed will start running. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Classification of Preferred Stock

In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," and Topic D-98 and Accounting Series Release 298, because the Company's Preferred Stock contains a conditional obligation to redeem for cash, they are classified on the unaudited consolidated balance sheet between Liabilities and Equity under Convertible Redeemable Preferred Stock.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We maintain controls and procedures designed to ensure that we are able to collect the information that is required to be disclosed in the reports we file with the Securities and Exchange Commission (the "SEC") and to process, summarize and disclose this information within the time period specified in the rules of the SEC. Our Chief Executive and Chief Financial Officer are responsible for establishing, maintaining and enhancing these procedures. These officers are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

Based on management's evaluation (with participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, the principal executive officer and principal financial officer concluded that a deficiency was identified in our internal controls over financial reporting which constituted a "material weakness." Accordingly, management concluded that our disclosure controls and procedures were not effective.

  The material weakness was the result of an insufficient number of personnel having adequate knowledge, experience and training to provide effective, and timely, oversight and review over our financial disclosure and reporting process.

Limitations on the Effectiveness of Controls

Our management does not expect that disclosure controls or internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Controls

We maintain a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP").

It is the responsibility of management to establish and maintain adequate internal control over financial reporting. The material weakness identified relates to an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review over our financial close and reporting process. This is the result of limited financial resources. These control deficiencies in the aggregate did not result in any misstatements in the interim and fiscal year end consolidated financial statements. Management is in the process of remedying the material weakness described above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

We are not a party to or the subject of any pending legal proceeding or any contemplated proceeding of a governmental authority.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Justin F. Beckett, the Principal Executive Officer of Fluid Media Networks, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification by David Williams, CPA, the Principal Accounting Officer of Fluid Media Networks, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1
Certification of Justin F. Beckett, the Principal Executive Officer of Fluid Media Networks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of David Williams, the Principal Accounting Officer of Fluid Media Networks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUID MEDIA NETWORKS, INC.

Dated: July 3, 2007	By:	/s/ DAVID WILLIAMS
David Williams Chief Financial Officer (Principal Accounting Officer) of Fluid Media Networks, Inc.