Form 10QSB
period 2007-06-30
Fluid Media Networks, Inc.
filed 2007-09-26
CIK 1368285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2007

OR

[ ]	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________

Commission file number: 000-52118

FLUID MEDIA NETWORKS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	26-0140268
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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
[X] Yes [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 35,235,048

Transitional Small Business Disclosure Format (check one):	[ ] Yes [X] No

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3-25
Item 2.	Management’s Discussion and Analysis or Plan of Operation	26-36
Item 3.	Controls and Procedures	37

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 2.	Unregistered Sale of Equity Securities And Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Submission Of Matters To A Vote Of Security Holders	38
Item 5.	Other Information	38
Item 6.	Exhibits and Signatures	38-39

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FLUID MEDIA NETWORKS, INC.
Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	Unaudited	Audited
Assets
Current assets:
Cash and cash equivalents	$26,117	$108,475
Accounts receivable, net of allowance	31,011	18,415
Other receivables	1,014	3,931
Deferred expenses	101,841	-
Prepaid expenses	15,478	11,422
Note receivable, short-term portion	4,483	4,483
Total current assets	179,944	146,726

Website development costs, net of amortization	334,847	370,534
Equipment and fixtures, net of depreciation	46,041	61,088
Investment in affiliate	875,000	625,000
Advertising rights, net of amortization	-	680,000
Note receivable, long-term portion	21,281	24,081
Loan origination costs	53,182	67,327
Other assets	7,896	7,896
Total assets	$1,518,191	$1,982,652

The accompanying notes are an integral part of these consolidated financial statements.

FLUID MEDIA NETWORKS, INC.
Consolidated Balance Sheets (Continued)

	June 30, 2007	December 31, 2006
	Unaudited	Audited
Liabilities, Convertible Redeemable Preferred Stock, and Stockholders' Deficit
Current liabilities:
Line of credit	$100,000	$100,000
Convertible debenture, net of discount	1,083,335	-
Short-term loans from stockholders	437,379	335,334
Accounts payable	484,457	479,477
Accrued expenses	1,167,010	343,995
Accrued wages and fees	141,943	44,732
Accrued interest expense	183,723	42,374
Deferred revenue	46,228	9,044
Total current liabilities	3,644,075	1,354,956
Convertible debenture	1,000,000	1,000,000
Dividends payable	100,001	470,205
Total liabilities	$4,744,076	$2,825,161
Commitments and contingencies
Convertible redeemable preferred stock: (note 8)
Series A Preferred Stock ($1.00 par value; 1,800,000 shares authorized;
0 and 1,800,000 shares issued and outstanding at
June 30, 2007 and December 31, 2006, respectively; 5% cumulative dividends)	$-	$1,800,000
Series B Preferred Stock ($1.75 par value; 1,500,000 shares authorized;
0 and 1,044,124 shares issued and outstanding at
June 30, 2007 and December 31, 2006, respectively; 5% cumulative dividends)	-	1,703,904
Series C Preferred Stock ($2.00 par value; 1,200,000 shares authorized;
0 and 1,084,980 shares issued and outstanding at
June 30, 2007 and December 31, 2006, respectively; 5% cumulative dividends)	-	2,006,791
Series D Preferred Stock ($2.00 par value; 500,000 shares authorized;
0 and 525,000 shares issued and outstanding at
June 30, 2007 and December 31, 2006, respectively; 5% cumulative dividends)	-	1,050,000
Series E Preferred Stock ($2.00 par value; 1,300,000 shares authorized;
1,078,000 and 1,078,000 shares issued and outstanding at
June 30, 2007 and December 31, 2006, respectively; 5% cumulative dividends)	1,998,207	1,975,721
Total convertible redeemable preferred stock	1,998,207	8,536,416

Stockholders' deficit:
Common Stock, $.0001 par value; 100,000,000 shares authorized,
9,049,248 and 4,272,338 shares issued and outstanding at
June 30, 2007 and December 31, 2006, respectively	905	143
Additional paid-in-capital	10,879,047	-
Accumulated deficit	(16,104,044)	(9,379,068)
Total stockholders' deficit	(5,224,092)	(9,378,925)
Total liabilities, convertible redeemable preferred stock,
and stockholders' deficit	$1,518,191	$1,982,652

The accompanying notes are an integral part of these consolidated financial statements.

FLUID MEDIA NETWORKS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue
Artist services	$2,119	$53,172	$5,909	$96,544
Advertising/sponsorship	63,182	1,076,690	572,241	1,550,136
Total revenue	65,301	1,129,862	578,150	1,646,680
Cost of revenue	73,907	402,109	386,699	809,871
Gross profit (loss)	(8,606)	727,753	191,451	836,809
Operating expenses:
Sales and marketing	303,348	1,056,994	717,700	2,020,282
General and administrative	1,698,984	588,940	2,990,211	1,258,652
Research and development	21,169	76,242	80,183	182,402
Fremantle operating license	155,945	287,374	410,037	526,328
Depreciation and amortization	281,458	127,716	698,760	195,432
Total operating expenses	2,460,904	2,137,266	4,896,891	4,183,096
Loss from operations	(2,469,510)	(1,409,513)	(4,705,440)	(3,346,287)
Other income (expense)
Interest expense	(921,335)	(31,995)	(2,324,175)	(38,566)
Interest income	-	90	4,010	143
Loss before provision for income taxes	(3,390,845)	(1,441,418)	(7,025,605)	(3,384,710)
Provision for income taxes	1,328	-	1,600	800
Net loss	$(3,392,173)	$(1,441,418)	$(7,027,205)	$(3,385,510)
Preferred stock dividends	33,060	81,930	130,455	146,942
Net loss attributable to common stockholders	$(3,425,233)	$(1,523,348)	$(7,157,660)	$(3,532,452)

Weighted average common stock, basic and diluted	8,736,960	4,370,318	6,988,609	4,565,566
Net loss per share attributable
to common stockholders, basic and diluted	$(0.39)	$(0.35)	$(1.02)	$(0.77)

The accompanying notes are an integral part of these consolidated financial statements.

FLUID MEDIA NETWORKS, INC.
Consolidated Statement of Stockholders’ Deficit
(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2006	4,272,338	$143	$-	$(9,379,068)	$(9,378,925)

Beneficial conversion features and warrants to purchase common stock issued for convertible debenture	-	-	2,110,919	-	2,110,919

Issuance of common stock in relation to reverse-merger	82,500	8	(8)	-	-

Recapitalization of common stock based on par value at $.0001	-	285	(285)	-	-

Conversion of Series C Preferred Stock	1,193,478	120	2,603,833	-	2,603,953

Reclassification of warrants to purchase Series C Preferred Stock after conversion of Series C Preferred Stock	-	-	34,504	-	34,504

Conversion of Series D Preferred Stock	577,500	58	1,259,943	-	1,260,001

Reclassification of accrued undeclared preferred stock dividends due to conversion of Series C Preferred Stock and Series D Preferred Stock	-	-	154,224	-	154,224

Conversion of Series A Preferred Stock	1,800,000	180	1,799,820	-	1,800,000

Conversion of Series B Preferred Stock	1,044,124	104	1,827,113	-	1,827,217

Reclassification of accrued undeclared preferred stock dividends due to conversion of Series A Preferred Stock and Series B Preferred Stock			44,205	302,229	346,434

Issuance of common stock to consultants for services	87,250	8	348,992	-	349,000

Issuance of stock options to consultant for services	-	-	114,844	-	114,844

Stock-based compensation	-	-	303,877	-	303,877

Repurchase of common stock from former officer	(211,704)	(21)	(203,745)	-	(203,766)

Issuance of common stock to former officer	203,762	20	611,266	-	611,286

Accrued undeclared preferred stock dividends	-	-	(130,455)		(130,455)

Net loss	-	-	-	(7,027,205)	(7,027,205)

Balance at June 30, 2007	9,049,248	$905	$10,879,047	$(16,104,044)	$(5,224,092)

The accompanying notes are an integral part of these consolidated financial statements.

FLUID MEDIA NETWORKS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows used in operating activities:
Net loss	$(7,027,205)	$(3,385,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	781,023	217,836
Write-off capitalized internet URLs	-	10,433
Revenue from barter transactions	(175,402)	(488,108)
Expenses relating to barter transactions	175,402	488,108
Amortization of loan origination costs	14,145	2,358
Stock-based compensation expense	303,877	46,308
Issuance of common stock for services	349,000	-
Issuance of common stock to former officer	611,286	-
Repurchase of common stock from former officer	(201,649)	-
Interest expense for convertible preferred stock	958,899	-
Interest expense for accretion of convertible debenture	1,083,335	-
Issuance of stock option to consultant for services	114,844	-
Interest expenses for accretion of preferred stock financing costs	28,564	17,672
Write-off on other receivable	-	10,579
Interest expense from issuance of warrants	-	2,615

Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(12,596)	(31,185)
Other receivables	2,917	(325,521)
Prepaid expenses	(4,056)	(96,295)
Deferred expenses	(277,243)	(488,108)
Other assets	-	3,948

Increase (decrease) in liabilities:
Accounts payable	4,980	415,184
Accrued expenses	563,015	384,903
Accrued wages and fees	97,211	18,222
Accrued interest expense	141,349	-
Deferred revenue	212,586	492,753

Net cash used in operating activities	(2,255,718)	(2,703,808)

Cash flows used in investing activities:
Acquisition of advertising rights	-	(1,100,000)
Investment in affiliate	(250,000)	-
Website development costs	(46,574)	(241,945)
Purchase of equipment and fixtures	(3,714)	(19,051)

Net cash used in investing activities	(300,288)	(1,360,996)

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

FLUID MEDIA NETWORKS, INC.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006

Cash flows provided by financing activities:
Preferred stock subscription receivable	$-	$250,000
Proceeds from loans from stockholders	556,379	(170)
Payments of principal on loans from stockholders	(454,334)	-
Proceeds from line of credit	-	85,200
Proceeds from convertible debenture	2,600,000	1,000,000
Payments of loan origination costs	(229,080)	(34,869)
Payments from note receivable	2,800	-
Proceeds from issuance of:
Series C Preferred Stock	-	2,028,000
Series D Preferred Stock	-	999,999
Offering costs from issuance of:
Series C Preferred Stock	-	(61,067)
Repurchase of common stock	(2,117)	(82,909)
Net cash provided by financing activities	2,473,648	4,184,184
Net increase (decrease) in cash and cash equivalents	(82,358)	119,380
Cash and cash equivalents, beginning of period	108,475	120,184
Cash and cash equivalents, end of period	$26,117	$239,564

Interest expense and income taxes:
For the six months ended June 30, 2007, $49,014 of interest expense and $1,072 of income taxes were paid. For the six months June 30, 2006, $15,670 of interest expense and $800 of income taxes were paid.

Supplemental Disclosures of Non-Cash Financing Activities:
Conversion of Series A Preferred Stock	$1,800,000	$-
Conversion of Series B Preferred Stock	$1,827,217	$-
Conversion of Series C Preferred Stock	$2,603,953	$-
Conversion of Series D Preferred Stock	$1,260,001	$-
Reclassification of warrants to purchase Series C Preferred Stock after
conversion of Series C Preferred Stock	$34,504	$-
Beneficial conversion features and warrants to purchase common stock issued for
convertible debenture	$2,110,919	$-
Accrued undeclared dividends on Preferred Stock	$(130,455)	$(146,942)
Issuance of warrants to purchase 70,980 shares of Series C
Preferred Stock as offering cost	$-	$34,504
Issuance of warrants to purchase 166,667 shares
of Common Stock with convertible debenture	$-	$2,615
Issuance of 70,980 shares of Series C Preferred Stock as offering costs	$-	$141,960
Issuance of 25,000 shares of Series D Preferred Stock
as offering costs incurred in connection with convertible debenture	$-	$50,001
Reclassification of accrued undeclared preferred stock dividends due to
conversion of Series A Preferred Stock and Series B Preferred Stock	$346,434	$-
Reclassification of accrued undeclared preferred stock dividends due to
conversion of Series C Preferred Stock and Series D Preferred Stock	$154,224	$-

The accompanying notes are an integral part of these consolidated financial statements.

FLUID MEDIA NETWORKS, INC.
Notes to Consolidated Financial Statements
June 30, 2007
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

On February 14, 2007, Fluid Audio entered into a Subscription Agreement and a Plan and Agreement of Merger with Freedom 20, Inc. (“Freedom 20”), a company registered with the Securities and Exchange Commission. On the same day, Freedom 20 entered into a Redemption Agreement with its sole stockholder, Getting You There, LLC, pursuant to which Freedom 20 redeemed all of the issued and outstanding shares (100,000 shares) of its Common Stock, par value $0.0001 per share, in consideration of an aggregate payment consisting of $1.00 and 82,500 shares of Fluid Media Networks, Inc. Common Stock.

Concurrently with the execution and pursuant to the terms of the Merger Agreement, Fluid Audio purchased 1 share of Freedom 20 Common Stock for an aggregate purchase price of $1.00 and Freedom 20 became a wholly-owned subsidiary of Fluid Audio (the “Sale”). Following the Sale and pursuant to the terms of the Merger Agreement, Freedom 20 effected a short-form parent-subsidiary merger of Fluid Audio with and into Freedom 20, pursuant to which the separate existence of Fluid Audio was terminated, and Freedom 20, as the surviving entity, changed its name to “Fluid Media Networks, Inc.”

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

Going concern

The deficit accumulated by the Company through June 30, 2007 was $16,104,044. For the second quarter of 2007, the Company’s net loss was $3,392,173 on revenues of $65,301. For the six months ended June 30, 2007, the Company’s net loss was $7,027,205 on revenues of $578,150 and cash used in operating activities amounted to $2,255,718 for the same period.

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

When these Notes refer to "we", "us", "our", or "the Company", we mean Fluid Media Networks, Inc., a Nevada corporation, or prior to May 17, 2007, Fluid Media Networks, Inc., a Delaware corporation, as the context requires in each case, parent of its wholly owned subsidiaries, Fluid Media Networks USA, Inc., formed under the laws of the State of Delaware and Fluid Audio Media, LLC, a limited liability company formed under the laws of the State of Delaware.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after eliminating inter-company transactions and balances. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments considered necessary for fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results for a full year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in Fluid Audio’s Annual Report for the year ended December 31, 2006 on Form 10-KSB filed April 2, 2007 and Current Report on Form 8-K filed February 21, 2007, as amended on March 8, 2007. Accordingly, the historical financial information of the Company will be that of Fluid Audio for reporting purposes. As of December 31, 2006 and February 14, 2007, Freedom 20 had no material assets or liabilities.

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

On an ongoing basis, we evaluate our estimates, including those related to impairment of equipment and fixtures, intangible assets, deferred tax assets and fair value computation of options using Black-Scholes option pricing model. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Website Development Costs

The Company capitalizes website development costs in accordance with Emerging Issues Task Force (“EITF”) No. 00-2, “Accounting for Web Site Development Costs,” and Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” whereby costs related to the preliminary project stage of development are expensed and costs relating to the application development stage are capitalized. Any additional costs for upgrades and enhancements which result in additional functionality are capitalized. Capitalized website development costs are amortized over the shorter of five years or the remaining license period for which a particular website is based upon. Management believes that its core technology, utilized in its current websites, has an expected useful life that is longer than the remaining term of its licensing agreement and that this core technology will provide a common, technological base for other websites the Company may choose to develop.

The development costs capitalized for the year ended December 31, 2006 were $297,929, of which $268,514 was placed into service and $29,415 remained in development. For the six months ended June 30, 2007, costs capitalized were $46,574, of which $2,827 was placed into service and total capitalized costs of $73,162 remained in development as at June 30, 2007.  As of June 30, 2007, remaining unamortized website development costs will be amortized over a weighted-average period of 4 years. Total amortization expense for website development costs for the six months ended June 30, 2007 and 2006 was $82,263 and $22,404, respectively.

Management applies significant judgment when determining whether products under development are technologically feasible or whether it is probable that they will result in additional functionality. These judgments include assessments of our development progress and expected performance. Additionally, the future realization of capitalized software costs is subject to regular review by management, who consider expected future benefits. The estimates of expected future benefits include judgments about growth in demand for our products, performance by our strategic partners and fair values for related services. Changes in these estimates could require us to write down the carrying value of these capitalized amounts and could materially impact our financial position and results of operations.

Barter Transactions

During the six months ended June 30, 2007, the Company has thirteen barter agreements outstanding. Six agreements gave the Company limited distribution rights over a fixed quantity of its partners’ products in exchange for advertising. Restricted rights were conveyed, as the products could not be sold or used outside of distributing them for free to a narrowly defined segment of the Company’s users. The Company used these products as gifts or in lieu of payment, as the agreements allowed, and as prizes for the winners of the contests it held. Additionally, five of the agreements entered into exchanged limited distribution rights over a fixed quantity of the Company’s product (spin credits) for advertising. These spin credits generally expired after three months, if not used. Like above, restricted rights were conveyed. Partners were only allowed to distribute the spin credits to their users for free or insert them for free within the products they sold, to help facilitate sales.

For the six months ended June 30, 2006, the Company has twenty barter agreements outstanding. Sixteen of these agreements were similar as those mentioned above in the six months ended June 30, 2007 and the Company reached the same conclusion as to their fair value, disclosed below.

Under Statement of Financial Accounting Standards (“SFAS”) 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” a transaction is to be measured based on the recorded amount of the asset relinquished, if any of the following apply: a) when the fair value of neither the assets received or assets relinquished is determinable within reasonable limits, b) the transaction was an exchange of a product or property held for sale in the ordinary course of business for another of the same to facilitate sales to customers other than the parties to the exchange, or c) the exchange lacked commercial substance (i.e. no significant difference of expected cash flows between the assets exchanged and the entity-specific value of both assets is similar). The Company adopted the provisions of this pronouncement on January 1, 2005.

Because of (1) the restrictions placed by our partners on the asset received, (2) the restrictions we placed on the spin credits provided to our partners, (3) the lack of cash sales related to our website advertising, and (4) lack of cash sales related to spin credits in terms of similar customers, quantities and restrictions, the Company concluded that the fair value of the consideration exchanged was undeterminable in accordance with SFAS 153. Because the advertising and spin credits relinquished were previously unrecorded in our financial statements, and the cost to deliver this consideration given was minimal, the Company did not record any revenues related to these barter transactions in 2005, 2006 and 2007.

From seven barter agreements entered into for the six months ended June 30, 2007, approximately $175,000 was recognized as revenue through the Company’s offline property (the American Idol Magazine). From four barter agreements entered into for the six months ended June 30, 2006, approximately $488,000 was recognized as revenue. Of the total, approximately $174,000 was recognized through the Company’s offline property (the American Idol Magazine) and the remainder through its online property. These revenues are shown within Advertising/sponsorship on the Company’s consolidated statements of operations. Fair values were found to be readily determinable, in accordance with the requirements found in SFAS 153.

Related, offsetting expenses were allocated between Cost of revenue, Sales and marketing, and Fremantle operating license as shown within the Company’s consolidated statements of operations for the six months ended June 30, 2007 and 2006.

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

In accordance with United States Securities and Exchange Commission ("SEC") Staff Accounting Bulletins (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”), the Company considers the following four characteristics in determining whether revenue exists that can be recognized: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) seller’s price to the buyer is fixed or determinable, and 4) collectibility is reasonably assured.

The Company recognizes revenue for non-cash sponsorship sales, or barter transactions, in accordance with SFAS 153, whereby revenue is recorded at the fair value of the assets acquired or the assets relinquished, whichever is the most readily determinable, during the period in which the contest or event that is being sponsored occurs.

For the second quarter of 2007, total revenue was $65,301 and was derived from cash sales. For the six months ended June 30, 2007, of the $578,150 in total revenue, revenue derived from offline (magazine) barter transactions amounted to $175,402. The remaining amount of $402,748 was derived from cash sales.

For the second quarter of 2006, of the $1,129,862 in total revenue, revenue derived from barter transactions amounted to approximately $393,826. Of that amount, $80,166 was derived from offline (magazine) transactions and the remainder from online (website) transactions. The remaining amount of $736,036 was derived from cash sales. For the six months ended June 30, 2006, of the $1,646,680 in total revenue, revenue derived from barter transactions amounted to approximately $488,108. Of that amount, $174,448 was derived from offline (magazine) transactions and the remainder from online (website) transactions. The remaining amount of $1,158,572 was derived from cash sales.

Deferred Revenues and Deferred Expenses

According to the Company’s revenue recognition policies, costs and revenue to be recognized in future periods are held in these deferred accounts until contract obligations are met.  Accordingly, the Company’s deferred revenue and deferred expenses were $46,228 and $101,841, respectively, as of June 30, 2007. Deferred revenue and deferred expenses were $9,044 and $0, respectively, as of December 31, 2006.

Accounting for Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payments", which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based awards to employees and directors on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations. Stock-based compensation is attributed to expense using the straight-line method. SFAS 123(R) requires that forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. Because forfeitures are immaterial, the Company is currently providing for forfeitures as they occur.

During the six months ended, June 30, 2007, the Company recognized $180,090 as compensation expense in connection with the granted stock options in February 2007 to certain of its employees to an aggregate of up to 222,170 shares of its common stock. A total of 32,000 options were granted fully-vested and the remaining 190,170 options will be vested over four years in equal, monthly amounts.

During the six months ended June 30, 2007, the Company recognized $8,943 as compensation expenses in connection with stock option grants in July 2006 to certain of its employees to an aggregate of up to 168,000 shares of its common stock. During April 2007, stock option grants of 60,000 were forfeited. The remaining options vest over a two year period.

During the six months ended June 30, 2007, the Company recognized $114,844 as compensation expense in connection with stock option grants in February 2007 to a Board member to purchase up to 50,000 shares of common stock.

During the six months ended, June 30, 2006, the Company recognized $46,308 as compensation expense in connection with the granted stock options in January 2006 to certain of its employees. A total of 371,669 options were granted fully-vested.

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

Based on current market conditions, the estimated fair value common stock was determined to be in the range of $3 to $4 during the six months ended June 30, 2007.

The following assumptions were used in the Black-Scholes pricing model when valuing the options granted in the first quarter of 2007: 49% for expected volatility, from 2 to 5 years expected term, 0.0% for expected dividend rate, from 4.71% to 4.85% risk-free interest rate, and $4 per share for underlying stock price. No options were granted in the second quarter of 2007.

The risk-free interest rate is based on the U.S Treasury yield curve in effect at the time of grant.

Advertising Costs

Advertising costs are expensed as incurred and are included in Sales and Marketing expenses in the accompanying unaudited consolidated statements of operations. Advertising costs were $23,943 and $567,498 for the second quarter of 2007 and 2006, respectively. Advertising costs were $130,574 and $1,188,625 for the six months ended June 30, 2007 and 2006, respectively.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

On January 1, 2007, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarified the accounting for uncertainty in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires management to evaluate its open tax positions that exist on the date of initial adoption in each jurisdiction. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or a penalty associated with any unrecognized tax benefits, nor was any associated interest expense recognized during the quarter. The Company’s effective tax rate differs from the federal statutory rate primarily due to losses sustained for which no tax benefit has been recognized.

As of June 30, 2007, the Company had a valuation allowance equal to its total net deferred tax assets due to the uncertainty of ultimately realizing tax benefits of approximately $6,276,160. The Company will be filing income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Once returns are filed, time limitations on examinations of returns filed will start running. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company adopted SFAS 155 on January 1, 2007, which did not have a significant impact on the Company’s results of operations or financial condition.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or a liability in its statement of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Under SFAS 158, the Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of 2007. The Company is evaluating the impact this statement will have on its consolidated financial statements.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), that provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157.  The Company is currently evaluating the potential impact of the adoption of SFAS 159 on its future consolidated financial statements.

In May 2007, the FASB issued FSP No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1). FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The Company does not anticipate that the adoption of FSP FIN 48-1 will have a material effect on its results of operations or financial position, although the Company is continuing to evaluate the full impact of the adoption of FSP FIN 48-1.

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

Common stock equivalents excluded from diluted earnings per share were as follows:

	June 30,
	2007	2006
Preferred Stock convertible into common stock	1,185,800	4,427,427
Warrants to purchase redeemable preferred stock, which in turn is convertible into common stock	71,960	114,334
Stock options and warrants to purchase common stock *	1,269,486	538,336
Debentures convertible into common stock *	500,000	500,000

*Excludes warrants issued to debt holders and brokers to purchase common stock and the convertible feature in connection with issuance by the Company of 12% unsecured convertible debentures (See Note 6).

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

An impairment charge was not recognized on this investment during the six months ended June 30, 2007 as management believed there was no impairment.

The Company has evaluated its investment in DiskFaktory under the guidelines promulgated under FASB Interpretation Number (FIN) No. 46, “Consolidation of Variable Interest Entities,” which explains how to apply the controlling financial interest criterion in ARB 51 to variable interest entities. The Company has determined that its investment in DiskFaktory (10.1%) did not meet the requirements for consolidating the affiliated company’s statement of financial position or results from operations due to the fact that the Company neither absorbs a majority of the entity’s expected losses nor receives a majority of its expected residual returns.

NOTE 5    ADVERTISING RIGHTS

On February 18, 2006, the Company, through its wholly-owned subsidiary, Fluid Audio Media, LLC, purchased advertising rights for the American Idol Magazine in a sublicensing agreement from the original licensee, Corporate Sports Marketing Group, Inc. (“CSM”), approved by the licensor, Fremantle Media. The cost of this investment was $1,100,000, plus all on-going production costs. The initial term of the original license between CSM and Fremantle Media acquired in this transaction was 15½ months at the acquisition date. The license offered the licensee the option to renew the license for an additional year and initially the Company was amortizing this investment over 27½ months. However, the license expired on June 1, 2007. The Company is currently negotiating a new license contract directly with Fremantle Media, and intends to complete these negotiations before October 2007. In accordance with FAS 142 “Goodwill and Other Intangible Assets”, the Company is amortizing the remaining balance of $680,000 over five months in 2007. As of June 30, 2007, advertising rights were fully amortized.

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

The Debenture holder has filed a UCC claim on all assets of the Company including all intangibles. The agreement calls for the Company to restrict from use $200,000 of cash at all times. The Company was granted a waiver for the month of June 2007. This restriction increases to $1,000,000 at such time the Company completes an initial public offering of its securities or reorganization under a reverse merger.

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

January 31, 2007 Placement

On January 31, 2007, the Company’s predecessor, Fluid Audio, issued and sold 12% unsecured convertible debentures of the Company to several investors in a private placement offering based upon an exemption from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended, in reliance, among other things, on the size and manner of the offering and representations and warranties obtained from the investors.   The gross proceeds from the debenture were $2,600,000 and the related agent commissions and expenses were $229,080.

The principal and accrued interest for the debenture is due to mature on January 31, 2008. Interest of 12% is calculated and compounded annually, accruing until maturity or upon conversion. The holders shall have the right to elect to receive the accrued interest either in cash separately or to accumulate it to the Debentures.

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

The Company agreed to issue share purchase warrants of the Company (the “Warrants”) to the subscribers for debentures concurrently with the issuance of the debentures. Each Warrant entitles the holder to purchase such number of shares of Common Stock as is equal to the number of Conversion Securities issued upon conversion of the debentures (including, if applicable, any additional Conversion Securities issued as a result of the Liquidity Penalty described below), at an exercise price per share (if applicable, the Canadian dollar equivalent) equal to 50% of the Liquidity Event Price. The Warrants will only be exercisable (i) following the occurrence of a Liquidity Event on or prior to the Maturity Date, (ii) to the extent as the holder’s debentures are converted into Conversion Securities, and (iii) during the 12 month period following the date of completion of the Liquidity Event. As the Liquidity Event did not occur by July 31, 2007, the debentures shall be converted into the number of Conversion Securities shares referred to above, multiplied by 1.1.

In addition to the commissions disclosed above, the brokers in connection with the offering of debentures received warrants to purchase up to 7% of the aggregate number of Conversion Securities that are issuable upon conversion of all the debentures sold and an equivalent number of Warrants exercisable at 50% of the Liquidity Event Price per security for a period of 12 months following the date of completion of the Liquidity Event.

The Company has allocated $2,110,919 of the proceeds received to equity (additional paid-in capital) for the warrants issued and the debenture’s beneficial conversion feature. The allocation was made in accordance with Accounting Principles Board (“APB”) Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, as amended by EITF No. 00-27, Applications of Issue No 98-5 to Certain Convertible Instruments. This allocation created a debt discount on the debentures that is being accreted to interest expense over twelve months.

The Company considered the provisions of EITF No. 00-19, “Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, a Company’s Own Stock”, and concluded that the warrants and conversion options issued were within the Company’s control; and as such, liability accounting was not applicable. The Company will reassess its ability to control cash settlement each quarter, and if need be, reclassify necessary derivatives from equity or preferred stock to liabilities if the Company no longer maintains control.

NOTE 7    RELATED PARTY TRANSACTIONS

Significant related party balances as of June 30, 2007 and transactions for the six months then ended were as follows:

In November 2006, a stockholder of the Company, made a short-term loan to the Company of $250,000. In February 2007, the Company paid $125,000 toward its $250,000 short-term loan from stockholder. Under the loan, interest is due and accrues at an annual rate of 15%. On August 17, 2007, the Company paid the remaining balance of $125,000 (Note 14).

In January 2007, the Company’s President and CEO loaned the Company $244,000. This amount and the amount owed to him at December 31, 2006 ($85,334) were paid in-full on February 5, 2007.

In May 2007 and June 2007, the Company’s President and CEO loaned the Company a total of $312,379. This amount and the amount owed to him subsequent to the quarter ended June 30, 2007 were paid in-full on August 31, 2007 (Note 14).

As of December 31, 2005, the Company owed Justin Beckett, the Company’s President and CEO, $54,011. During the six months ended June 30, 2006, there was a payment of $170 leaving a balance of $53,841 at June 30, 2006.

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

All Preferred stockholders are entitled to receive 5% cumulative and compounding dividends, when and if declared by the Board of Directors, prior and in preference to any dividends on Common Stock.  For the six months ended June 30, 2007 and 2006, the Company accrued dividends of $130,455 and $146,942, respectively, on all shares of preferred stock. In addition, the Company reclassified $154,224 of accrued undeclared preferred stock dividends to additional paid in capital due to conversion of Series C Preferred Stock and Series D Preferred Stock. Also, the Company reclassified Series A and Series B Preferred Stock dividends of $346,434, of which, $302,229 was reclassified from Accumulated Deficit. As of June 30, 2007, no dividends have been declared and paid.

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

Shares of Preferred Stock automatically convert into shares of Common Stock on the receipt of a majority vote of the applicable series, on a one-to-one ratio which is subject to adjustments for stock splits, stock dividends, mergers, consolidations, reorganizations and similar transactions, and certain other events. Additionally, shares of Series A through Series D Preferred Stock are automatically converted into shares of common stock at a one-to-one ratio, subject to adjustments for stock splits, stock dividends, mergers, consolidations, reorganizations and similar transactions, and certain other events, upon the closing of an underwritten equity offering of at least $5,000,000 as defined.

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

On April 11, 2007, a majority of the stockholders of the Series A and Series B Preferred Stock elected to convert their shares into shares of Common Stock.

Subsequent to June 30, 2007, a majority of the stockholders of the Series C Preferred Stock (formerly Series E) elected to convert their shares into shares of Common Stock (see Note 14).

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

In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," and Topic D-98 and Accounting Series Release 268, because the Company's Preferred Stock contains a conditional obligation to redeem for cash, they are classified on the consolidated balance sheet between Liabilities and Equity under Convertible Redeemable Preferred Stock.

Series C Preferred Stock (formerly Series E)

On July 28, 2006, the Company issued 1,078,000 shares of Series C Preferred Stock (formerly Series E) for $2.00 per share, raising $2,065,519 in gross proceeds. In addition, $88,841 was credited to the amount owed to Mr. Beckett, as partial payment towards his purchase of 50,000 shares of Series C Preferred Stock (formerly Series E) at its $2.00 per share issuance price and $1,640 towards an unpaid consulting fee. The remaining $9,519 owed to the Company for this purchase was paid by Mr. Beckett in October 2006. Offering costs related to this offering for legal, commissions and agent expenses totaled $199,184. In addition to these fees, brokers associated with the sale were issued warrants to acquire up to 71,960 shares of Series C Preferred stock (formerly Series E) at an exercise price of $2.00 per share, which the Company valued at $35,397.

NOTE 9    STOCKHOLDERS’ DEFICIT, STOCK OPTIONS AND WARRANTS

Common Stock

The Company has authorized 100,000,000 shares of common stock at June 30, 2007.

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

During the six months ended June 30, 2007, the Company issued a total of 87,250 shares of common stock to consultants for services rendered. These shares have also been valued at $4.00 per share and have been expensed when issued.

In June 2007, the Company exercised its repurchase right pursuant to the terms of a Stock Restriction Agreement dated March 15, 2006 between the Company and a former officer and repurchased 211,704 shares of common stock at a price of $0.01 per share. Of these shares, 67,922 shares were forfeited and valued at $3.00 per share. At the same time, the Company issued 203,762 shares of common stock to this former officer in accordance with the Restricted Stock Purchase Agreement dated September 30, 2004. These shares have been valued at $3.00 per share and have been expensed when issued. At the time of this transaction, the estimated price of common stock was determined to be $3 per share based on current market conditions.

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

All options granted under the plan have been approved by the Board of Directors.

The following table summarizes stock option activity for the six months ended June 30, 2007:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Outstanding at January 1, 2007	659,669	$0.59	7.3 years
Granted	322,170	$0.83	7.1 years
Exercised	—	—	—
Forfeited	(60,000)	$(0.30)	(9.0) years

Outstanding at June 30, 2007	921,839	$0.69	7.1 years
Exercisable at June 30, 2007	708,517	$0.81	6.3 years
Vested or expected to vest at June 30, 2007	921,839	$0.69	7.1 years

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

For the six months ended June 30, 2007, in connection with the issuance of Preferred Stock (see Note 8), the Company issued brokers and dealers warrants to acquire up to the following:

70,980 shares of old Series C Preferred stock at an exercise price of $2.00 per share.

The warrants to acquire Series C Preferred Stock were reclassified to acquire Common Stock after conversion of Series C Preferred Stock and expire in 2007.

NOTE 10    INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS 109, "Accounting for Income Taxes”, using the liability method. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the current consolidated financial statements or tax returns.

The components of the income tax provision for the six months ended June 30, 2007 were as follow:

2007

Current	$1,600
Deferred	—

Total	$1,600

Income tax expense (benefit) for the six months ended June 30, 2007 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:

2007

Computed tax benefit	$(2,389,250)
Non-deductible items	1,053
Change in valuation allowance	2,798,556
Return to provision	—
State and local income taxes, net of tax benefit	(408,759)

Total	$1,600

Significant components of the Company's deferred tax assets and liabilities for federal income taxes at June 30, 2007 and December 31, 2006 consisted of the following:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$5,365,659	$3,670,498
Deferred revenue	19,804	3,874
Accrued vacation	11,978	12,994
Allowance for bad debts	5,355	—
Equity compensation and interest	1,345,704	51,733
Valuation allowance	(6,276,160)	(3,477,604)

Total deferred tax assets	472,340	261,495
Deferred tax liabilities
State tax	(472,340)	(261,495)

Net deferred tax assets/liabilities	$-	$-

As of June 30, 2007, the valuation allowance for deferred tax assets totaled $6,276,160. For the period ended June 30, 2007, the net change in the valuation allowance was an increase of $2,798,556.

As of June 30, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $12,525,000 and $12,524,000, respectively. The net operating loss carryforwards expire through 2027. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

The net deferred tax asset has been completely offset by a valuation allowance, as its realization is not reasonably assured.

NOTE 11    COMMITMENTS AND CONTINGENCIES

Operating Lease - Rent

The Company leases office space, under non-cancelable operating lease expiring in 2008.  The following is a schedule of future minimum lease payments for rent under a non-cancelable operating lease:

Year ending June 30, 2008    $37,901

Rent expense for the six months ended June 30, 2007 was $24,872. During the first six months of 2006, the Company maintained two office locations. Rent expense for the six months ended June 30, 2006 was $38,171.

Hosting Services

Hosting services were provided by Savvis Communications Corporation through a series of dedicated servers. In November 2006, the Company changed hosting providers in an effort to conserve cash and reduce costs. The Company has not decided whether it will enter into a long-term relationship with its new hosting service provider.

For the six months ended June 30, 2007, the charge for hosting services was $42,222. For the six months ended June 30, 2006, the charge for hosting services was $177,095. This amount is classified on the Company’s unaudited consolidated statement of operations as a Cost of Revenue.

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

In 2007, the Company may exercise its right to renew its license for the subsequent calendar year for a minimum royalty fee of $800,000, if all prior years’ minimum payments have been made. For that year, as in all years passed, the Company will be required to pay the higher of (a) the minimum royalty payment or (b) royalties of 25% of revenue from the use of the AI trademark including music upload fees, promotions, subscriptions, advertising sponsorships, less a 5% administrative fee.

In 2008, the Company may exercise its right to renew its license for the subsequent calendar year for a minimum royalty fee of $1,000,000, if all prior years’ minimum payments have been made. For that year, as in all years passed, the Company will be required to pay the higher of (a) the minimum royalty payment or (b) royalties of 25% of revenue from the use of the American Idol trademark including music upload fees, promotions, subscriptions, advertising sponsorships, less a 5% administrative fee.

During the six months ended June 30, 2007 and 2006, the Company incurred Fremantle Media North America royalties of $300,000 and $250,000, respectively.

Fremantle License - Magazine

The Company pays licensing fees for use of the American Idol brand in its magazine at the rate of $70,000 per issue, and $55,000 for the annual Red Carpet party and two free pages in each issue of the magazine.

For the six months ended June 30, 2007, the Company recorded licensing fees of $110,037 comprised of $75,945 payable in cash and $34,092 recognized for the bartered component. For the six months ended June 30, 2006, the Company recorded licensing fees of $276,328 comprised of $195,000 payable in cash and $81,328 recognized for the bartered component.

NOTE 12    ECONOMIC DEPENDENCE

The Company has an economic dependence on transactions with Fremantle Media and, in particular, products and services related to the “American Idol” brand. For the six months ended June 30, 2007 and 2006, over 90% of the Company’s revenues were derived from the sale of “American Idol” related products and services, and from the Company’ advertising and sponsorship activities in connection with “American Idol”. If Fremantle Media should be unwilling or unable to continue to license its brand to the Company, the Company’s operations would be negatively affected.

NOTE 13    RECONCILIATION OF U.S. GAAP TO CANADIAN GAAP

The consolidated financial statements of the Company for the six months ended June 30, 2007 and 2006, and December 31, 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). There are no material differences between generally accepted accounting principles in Canada (“Canadian GAAP”) and U.S. GAAP, except with respect to the presentation of the shares of Convertible Redeemable Preferred Stock and the recording of dividend expense in the Statement of Operations.

Under U.S. GAAP, shares of Preferred Stock that are conditional mandatorily redeemable are required to be presented on the balance sheet in their own section between liabilities and shareholders’ equity known as mezzanine. Under Canadian GAAP, the shares of Preferred Stock that are retractable or mandatorily redeemable at the option of the holder are grouped with liabilities.

The following is selected financial information:

Consolidated Balance Sheets	June 30,	December 31,
As at	2007	2006
Total assets under U.S. GAAP and Canadian GAAP	$1,518,191	$1,982,652
Total liabilities under U.S. GAAP	$4,744,076	$2,825,161
Adjustments:
Convertible Redeemable Preferred Stock	1,998,207	8,536,416
Total liabilities under Canadian GAAP	$6,742,283	$11,361,577
Total stockholders’ deficit under U.S. GAAP and Canadian GAAP	$(5,224,092)	$(9,378,925)
Total convertible redeemable preferred stock under U.S. GAAP	$1,998,207	$8,536,416
Adjustments:
Convertible Redeemable Preferred Stock	(1,998,207)	(8,536,416)
Convertible Redeemable Preferred Stock under Canadian GAAP	$-	$-
Total liabilities and stockholders’ deficit under Canadian GAAP	$1,518,191	$1,982,652

Consolidated Statements of Operations	June 30,	June 30,
For the six months ended	2007	2006
Net loss under U.S. GAAP	$(7,027,205)	$(3,385,510)
Preferred stock dividends	$(130,455)	$(146,942)
Net loss under Canadian GAAP	$(7,157,660)	$(3,532,452)

NOTE 14    SUBSEQUENT EVENTS

(a) Conversion of Shares of Series C Preferred Stock (formerly Series E)

The Certificate of Designations of the Company provides that all outstanding shares of Series C Preferred Stock (formerly Series E) will automatically convert into shares of common stock upon, among other things, the conversion into common stock of a majority of the originally issued shares of Series C Preferred Stock. On August 14, 2007, the holders of a majority of the originally issued shares of Series C Preferred Stock converted their shares of Series C Preferred Stock into shares of common stock so that they received one and one-tenths (1.1) share of common stock for each share of Series C Preferred Stock. As a result, the Company became obligated to issue an aggregate of 1,185,800 shares of common stock to the former holders of Series C Preferred Stock.

(b) Shareholder Loans

In November 2006, a stockholder of the Company, made a short-term loan to the Company of $250,000. In February 2007, the Company paid $125,000 toward its $250,000 short-term loan from stockholder. Under the loan, interest is due and accrues at an annual rate of 15%. On August 17, 2007, the Company paid the remaining balance of $125,000.

During May 2007 and June 2007, the Company’s President and CEO loaned the Company a total of $312,379. In addition, during July 2007 and August 2007, the Company’s President and CEO loaned the Company a total of $295,114. Interest accrues at an annual rate of 12%. These amounts were paid in-full on August 31, 2007.

(c) Compensation of Directors

In August 2007, the Board of Directors of the Company authorized the payment of $3,000 per month in board member fees (excluding the Chief Executive Officer), effective upon the receipt of a minimum of $5 million in investment capital. This became effective during September 2007, when the Company consummated its private placement of 25,000,000 shares of its common stock at a purchase price of $0.40 per share for aggregate gross proceeds of $10 million.

(d) CFO Resignation

On September 5, 2007, David Williams resigned from his position as Chief Financial Officer of the Company effective as of that date. The Company and Mr. Williams have agreed to the terms of Mr. Williams' separation from the Company, which include a mutual release and full payment of salary and bonuses.

The Company is currently seeking candidates for Chief Financial Officer and has appointed Justin F. Beckett, the Company’s President and CEO to serve as interim Chief Financial Officer until a replacement is hired. The terms of Mr. Beckett’s employment agreement will not change as a result of his appointment to this interim position.

(e) PFH 15 % Secured Convertible Debenture

In September 2007, the Company entered into an agreement with PFH Investments Limited, or PFH, the holder of the $1,000,000 Debenture, whereby the Company obtained an option to purchase the Debenture, including all indebtedness there under, from PFH for a purchase price of $1,368,000, inclusive of any and all accrued and outstanding interest, prior to or upon the completion of the Company's initial public offering of shares in Canada, provided that such offering completes no later than October 31, 2007. In consideration, the Company granted to PFH warrants to purchase up to 125,000 shares of its common stock at an exercise price of $3.00 per share. These warrants expire four years following the date of grant.

(f) Private Placement Sale of Common Stock

In September 2007, the Company consummated the sale of 25,000,000 shares of its common stock at a purchase price of $0.40 per share for aggregate gross proceeds of $10 million in a private placement to accredited investors. The shares were sold in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, provided by Section 4(2) of the Securities Act and Regulation D.

(g) Trusonic

In September 2007, the Company entered into an amendment to a previously executed non-binding term sheet (the amendment, together with such term sheet, collectively, “Term Sheet”) to acquire all of the issued and outstanding securities of Trusonic Inc., a Delaware corporation (“Trusonic”), for a purchase price of $6 million, consisting of $4 million in cash and $2 million in a promissory note. Upon execution of the Term Sheet, the Company deposited $500,000 into an escrow account which serves as an initial deposit on the purchase price or as liquidated damages in the event that the transaction is not consummated for any reason other than the fault of Trusonic or as a result of undisclosed financial liabilities. Trusonic also agreed, until October 19, 2007, not to initiate, encourage or solicit other offers from third parties that would result in the possible merger, acquisition, or reorganization involving its securities or assets. In addition to the usual and customary closing conditions, the closing of the purchase transaction is conditioned upon the Company entering into employment or consulting agreements with certain Trusonic personnel and the results of due diligence. Upon the consummation of the contemplated purchase transaction, Trusonic will become a wholly owned subsidiary of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Except as expressly indicated or unless the context otherwise requires, as used herein, "we", "us", "our" or "the Company", means Fluid Media Networks, Inc., a Nevada corporation, or prior to May 17, 2007, Fluid Media Networks, Inc., a Delaware corporation, as the context requires in each case, parent of its wholly-owned subsidiaries, Fluid Media Networks USA, Inc., formed under the laws of the State of Delaware and Fluid Audio Media, LLC, a limited liability company formed under the laws of the State of Delaware.

The following management's discussion and analysis of the financial condition and results of operations ("MD&A") of the Company contains certain expectations and projections regarding our future performance that are forward-looking and are made under the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These expectations and projections are based on currently available competitive, financial and economic data along with our operating plans and are subject to future events and uncertainties. Readers should not place undue reliance on any such forward-looking statements, which speak only as of the date that they were made. Actual results could vary materially from those anticipated for a variety of reasons. Except as may be required pursuant to applicable laws, we undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

History

The Company's predecessor, Fluid Audio Network, Inc. (“Fluid Audio”) was incorporated in the State of Delaware on September 20, 2004. On February 14, 2007, Fluid Audio entered into a Merger Agreement with Freedom 20, Inc. (“Freedom 20”), a Delaware corporation incorporated on June 27, 2006 for the purpose of pursuing a business combination. Concurrently with the execution of the Merger Agreement, Fluid Audio purchased all of the issued and outstanding shares of Freedom 20 for an aggregate purchase price of $1.00 and Freedom 20 became a wholly-owned subsidiary of Fluid Audio. Freedom 20 subsequently effected a short-form parent-subsidiary merger, following which the separate existence of Fluid Audio was terminated and Freedom 20, the surviving entity, changed its name to "Fluid Media Networks, Inc.". The transaction was accounted for as a reverse merger, with Fluid Audio deemed to be the acquirer for accounting purposes. Accordingly, the historical financial information of the Company for the period prior to February 14, 2007 will be that of Fluid Audio for reporting purposes. As at December 31, 2006 and February 14, 2007, Freedom 20 had no material assets or liabilities.

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

(i)
The Company would form a wholly-owned subsidiary under the laws of the State of Delaware (the "DE Subsidiary") and transfer all the current business operations of the Company to the DE Subsidiary in exchange for all of the capital stock of the DE Subsidiary; and

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

Overview

The Company is a diversified digital music services company providing products and services to emerging artists, as well as to their fans and advertisers, in the digital music industry. The Company derives revenues from three primary channels: (1) Artist Services; (2) Advertising and Sponsorship; and (3) Sales and Licensing.

Revenue Recognition

The Company's revenues are derived from Internet advertising services and artist services fees. The Company recognizes revenue from its online sales of spin cards and corporate advertising (including banners, buttons and email), whereby revenue is recognized in the period(s) in which the Company's obligation is fulfilled. All sales are negotiated at arm's length, with unrelated third parties.

In accordance with United States Securities and Exchange Commission ("SEC") Staff Accounting Bulletins (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”), the Company considers the following four characteristics in determining whether revenue exists that can be recognized: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) seller’s price to the buyer is fixed or determinable, and 4) collectibility is reasonably assured.

The Company recognizes revenue for non-cash sponsorship sales, or barter transactions, in accordance with SFAS 153, whereby revenue is recorded at the fair value of the assets acquired or the assets relinquished, whichever is the most readily determinable, during the period in which the contest or event that is being sponsored occurs.

For the second quarter of 2007, total revenue was $65,301 and was derived from cash sales. For the six months ended June 30, 2007, of the $578,150 in total revenue, revenue derived from offline (magazine) barter transactions amounted to $175,402. The remaining amount of $402,748 was derived from cash sales.

For the second quarter of 2006, of the $1,129,862 in total revenue, revenue derived from barter transactions amounted to approximately $393,826. Of that amount, $80,166 was derived from offline (magazine) transactions and the remainder from online (website) transactions. The remaining amount of $736,036 was derived from cash sales. For the six months ended June 30, 2006, of the $1,646,680 in total revenue, revenue derived from barter transactions amounted to approximately $488,108. Of that amount, $174,448 was derived from offline (magazine) transactions and the remainder from online (website) transactions. The remaining amount of $1,158,572 was derived from cash sales.

The following section provides details of the Company's barter transactions related to American Idol Magazine.

For the six months ended June 30, 2007, the Company had seven contracts that involved barter relating to the one released issue of the American Idol Magazine — five for goods and promotional services, one for distribution and one for part-payment of the Fremantle Media license fee. Each barter counterparty received advertising space in the magazine at no charge and the Company reserved for each issue ten full pages in connection therewith.

For the six months ended June 30, 2006, the Company had three contracts that involved barter relating to each of the two released issues of the American Idol Magazine — two for distribution and one for part-payment of the Fremantle Media license fee. Each barter counterparty received advertising space in the magazine at no charge and the Company reserved for each issue four full pages in connection therewith. The amount recorded as revenue and cost for these transactions was determined by calculating the average price of comparable advertisements.

The barter transactions involving goods and promotional services for the six months ended June 30, 2007 were attributable to five sponsorship agreements. The arrangements required seven free pages of advertising in the magazine. For the six months ended June 30, 2007, the amount of revenue recognized from these transactions was $119,321, and is shown within Advertising/sponsorship on the Company's unaudited consolidated statements of operations. The offset was charged to Cost of revenue.

In each of the distribution transactions, the Company received in-store placement of the magazine throughout the United States in most of the counterparty's retail stores. For the six months ended June 30, 2007 and 2006, the amount of revenue recognized from these transactions was $21,989 and $93,120, respectively, and is shown within Advertising/sponsorship on the Company's unaudited consolidated statements of operations. The offset was charged to Cost of revenue.

The non-distribution related barter transaction for the six months ended June 30, 2007 and 2006 was attributable to the American Idol licensing agreement. The arrangements required two free pages of advertising in each issue of the magazine in addition to a cash payment. For the six months ended June 30, 2007 and 2006, the amount of revenue recognized from this form of licensing fee was $34,092 and $81,328, respectively, and is shown within Advertising/sponsorship on the Company's consolidated statements of operations. The offset was charged to the Fremantle Media operating license.

Six months ended June 30, 2007 and 2006

Net loss for the six months ended June 30, 2007 and 2006 was $7,027,205 and $3,385,510, respectively. The Company has used cash in operations in the amount of $2,255,718 and $2,703,808 for the six months ended June 30, 2007 and 2006, respectively, primarily to develop the Company's business, to promote the launch of its services, and to build a revenue stream. The ability of the Company to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate sufficient customers who will purchase its products and use its services and upon the Company's ability to generate revenues.

Total Revenue, Expenses and Net Losses

Total revenue for the second quarter of 2007 decreased to $65,301 from $1,129,862 for the same period during 2006. Total revenue for the six months ended June 30, 2007 decreased to $578,150 from $1,646,680 for the same period during 2006. Revenue decreased primarily due to a shift in the Company’s strategy and resource deployment to more long-term diversification initiatives that are aimed at reducing the Company’s reliance on revenue derived from its association with the American Idol brand. The Company also reduced the spending on external marketing campaigns to focus more on viral marketing initiatives.

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue
Artist services	$2,119	$53,172	$5,909	$96,544
Advertising/sponsorship	63,182	1,076,690	572,241	1,550,136
Total revenue	$65,301	$1,129,862	$578,150	$1,646,680

Until June 2007, the Company held the advertising sublicense for the American Idol Magazine from Corporate Sports Marketing Group, Inc. (“CSM”). The initial term of the original license between CSM and Fremantle Media ended in June 2007. The Company is currently in discussions with Fremantle Media with respect to becoming the direct publishing licensee for the magazine. There can be no assurance that the Company will be able to license the magazine’s advertising inventory. For the six months ended June 30, 2007, revenue and expenses derived from the sublicense amounted to $463,618 and $1,374,926, respectively, representing 80% and 238% of total revenue of the Company, respectively. For the six months ended June 30, 2006, revenue and expenses derived from the sublicense amounted to $1,194,841 and $1,358,376 respectively, representing 73% and 82% of total revenue of the Company, respectively.

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

The Company's cost of revenue for the second quarter of 2007 decreased to $73,907 from $402,109 for the same period during 2006. The Company's cost of revenue for the six months ended June 30, 2007 decreased to $386,699 from $809,871 for the same period during 2006. The decrease in cost of revenue is primarily attributable to reduced hosting costs related to maintaining the Company’s technology infrastructure and the decrease in costs related to AI Magazine. The Company switched hosting providers in the fourth quarter of 2006 which resulted in lower monthly hosting fees. The difference between total revenue and cost of revenue is gross profit. Gross profit for the six months ended June 30, 2007 decreased to $191,451 from $836,809 for the six months ended June 30, 2006. This decrease was primarily attributable to the aforementioned reduced hosting costs related to maintaining the Company’s technology infrastructure, and reduced costs related to AI Magazine.

Operating Expenses

Operating expenses for the second quarter of 2007 increased to $2,460,904 from $2,137,366 for the same period during 2006. This increase was primarily attributable to an increase in the general and administrative expenses resulting from $611,286 related to an issuance of common stock, offset by decreases from repurchase of common stock of $201,649 and Fremantle operating license expense of $131,429. Operating expenses for the six months ended June 30, 2007 increased to $4,896,891 from $4,183,096 for the same period during 2006. This increase was primarily attributable to an increase in depreciation and amortization expense of approximately $500,000. Depreciation and amortization expense increased primarily due to amortization expenses associated with the American Idol advertising rights. General and administrative expenses increased due to expenses of $611,286 related to an issuance of common stock, offset by a decrease from repurchase of common stock of $201,649. Research and development costs decreased $102,219 due to less reliance by the Company on outside business consultants and services.

Interest Expense

Interest expense for the second quarter of 2007 increased to $921,335 from $31,995 for the same period during 2006. This increase was due primarily to the conversion of the Company’s shares of Series B Preferred Stock on April 11, 2007, and interest expense related to the issuance of $2.6 million in convertible debentures on January 31, 2007.

Interest expense for the six months ended June 30, 2007 increased to $2,324,175 from $38,566 for the same period during 2006. This increase was due primarily to the conversion of the Company’s shares of Series B Preferred Stock on April 11, 2007, the conversion of the Company’s shares of Series C and Series D Preferred Stock into shares of Common Stock in connection with the Company’s reverse merger transaction completed on February 14, 2007, and interest expense related to the issuance of $2.6 million convertible debentures on January 31, 2007.

Net Loss

As a result of increases in selling, general and administrative expenses, depreciation and amortization expense, and interest expense, net loss for the second quarter of 2007 increased to $3,392,173 as compared to $1,441,418 for the same period during 2006. Per share loss amounts for the second quarter ended June 30, 2007 and 2006 were $(0.39) and $(0.35), respectively.

As a result of increases in selling, general and administrative expenses, depreciation and amortization expense, and interest expense, net loss for the six months ended June 30, 2007 increased to $7,027,205 as compared to $3,385,510 for the same period during 2006. Per share loss amounts for the six months ended June 30, 2007 and 2006 were $(1.02) and $(0.77), respectively.

The Company cannot guarantee that it will be successful in generating sufficient revenues or other funds in the future to cover operating costs. Failure to generate sufficient revenues may have a materially adverse effect on the business, financial condition and results of operations of the Company.

Liquidity and Capital Resources

As the Company continues to implement its business plan, management anticipates that both cash generated from operations and used in operations will increase as the business of the Company expands. This expansion is primarily dependent on the increased income from the Company's artist services and advertising and sponsorship channels. Management is not aware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company’s short-term or long-term liquidity. The Company has no material commitments for capital expenditures.

Operations

Cash used in operating activities for the six months ended June 30, 2007 decreased to $2,255,718 as compared to $2,703,808 in the six months ended June 30, 2006. This decrease was primarily attributable to non cash general and administrative activities for stock transactions.

Investments

Net cash used in investing activities for the six months ended June 30, 2007 decreased to $300,288 from $1,360,996 in the six months ended June 30, 2006. Investments made for the six months ended June 30, 2007 were primarily limited to an additional investment in Innovative Diversified Technologies, Inc. d.b.a. (“DiskFaktory”) of $250,000. Investments made in the six months ended June 30, 2006 were primarily related to an acquisition of advertising rights for $1,100,000.

Financing

Net cash provided by financing activities was $2,473,648 and $4,184,184 for the six months ended June 30, 2007 and 2006, respectively.

During the six months ended June 30, 2007, the Company raised its operating and investment capital through the sale of 12% unsecured convertible debentures. The gross proceeds from this debenture were $2,600,000 and the related agent commissions and expenses were $229,080. The principal and accrued interest for this debenture is due to mature on January 31, 2008. Interest of 12% is calculated and compounded annually, accruing until maturity or upon conversion. The Investors shall have the right to elect to receive the accrued interest either in cash separately or to accumulate it to the Debentures. As of June 30, 2007, $2,600,000 and $130,000 in principal and accrued interest, respectively, remained outstanding pursuant to the Debentures.

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

In addition to the commissions disclosed above, the brokers in connection with the offering of Debentures received warrants to purchase up to 7% of the aggregate number of Conversion Securities that are issuable upon conversion of all the Debentures sold and exercises of warrants issued to the subscribers pursuant to the offering, exercisable at 50% of the Liquidity Event Price per security for a period of 12 months following the date of completion of the Liquidity Event.

During the six months ended June 30, 2006, the Company raised its operating and investment capital through the sale of convertible redeemable Preferred Stock (Series C and D) for total gross proceeds to the Company of $3,027,999 and net proceeds (after commissions and expenses) of $2,883,367. Additionally, the Company obtained an unsecured line of credit in the principal amount of $85,200 and a $1,000,000 principal amount secured convertible debenture (the "PFH Debenture"). Pursuant to the PFH Debenture, the Company has agreed to at all times maintain free cash and near cash reserves of no less than $200,000 and, at all times following the completion of the Offering, no less than US$1,000,000. Fluid Audio was granted a waiver by the lender for the month of December 2006 and June 2007 in respect of this covenant. The Company also obtained $250,000 of funds due from a subscription entered into in 2005 for shares of Series B Preferred Stock.

2007 Outlook

Management's focus for 2007 will be the redeployment of the Company's core technology and the execution of the Company's growth strategy. In addition, the Company intends to launch a minimum of two new emerging artist platforms during 2007. As a by-product of the foregoing, the Company plans to achieve its objective of reducing its reliance on revenue derived from its association with the American Idol brand.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope of exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company adopted SFAS 155 on January 1, 2007, which did not have a significant impact on the Company’s results of operations or financial condition.

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

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), that provides companies with an option to report selected financial assets and liabilities at fair value. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157.  The Company is currently evaluating the potential impact of the adoption of SFAS 159 on its future consolidated financial statements.

In May 2007, the FASB issued FSP No. FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1). FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax provision is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The Company does not anticipate that the adoption of FSP FIN 48-1 will have a material effect on its results of operations or financial position, although the Company is continuing to evaluate the full impact of the adoption of FSP FIN 48-1.

Critical Accounting Policies

Critical accounting policies for the Company are as follows:

Website Development Costs

The Company capitalizes website development costs in accordance with Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Web Site Development Cost,” and Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, whereby costs related to the preliminary project stage of development are expensed and costs relating to the application development stage are capitalized. Any additional costs for upgrades and enhancements which result in additional functionality are capitalized. Capitalized website development costs are amortized over the shorter of five years or the license period for which a particular website is based upon. Management believes that its core technology, utilized in its current websites, has an expected useful life that is longer than the remaining term of its licensing agreement and that this core technology will provide a common, technological base for other websites the Company may choose to develop.

The development costs capitalized for the year ended December 31, 2006 were $297,929, of which $268,514 was placed into service and $29,415 remained in development. For the six months ended June 30, 2007, costs capitalized were $46,574, of which $2,827 was placed into service and total capitalized costs of $73,162 remained in development as at June 30, 2007.  As of June 30, 2007, remaining unamortized website development costs will be amortized over a weighted-average period of 4 years. Total amortization expense for website development costs for the six months ended June 30, 2007 and 2006 was $82,263 and $22,404, respectively.

Management applies significant judgment when determining whether products under development are technologically feasible or whether it is probable that they will result in additional functionality. These judgments include assessments of the Company’s development progress and expected performance. Additionally, the future realizability of capitalized software costs is subject to regular review by management, who consider expected future benefits. The estimates of expected future benefits include judgments about growth in demand for the Company’s products, performance by our strategic partners and fair values for related services. Changes in these estimates could require the Company to write down the carrying value of these capitalized amounts and could materially impact the Company’s financial position and results of operations.

Barter Transactions

Under SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” a transaction is to be measured based on the recorded amount of the asset relinquished, if any of the following apply: a) when the fair value of neither the assets received or assets relinquished is determinable within reasonable limits, b) the transaction was an exchange of a product or property held for sale in the ordinary course of business for another of the same to facilitate sales to customers other than the parties to the exchange, or c) the exchange lacked commercial substance (i.e. no significant difference of expected cash flows between the assets exchanged and the entity-specific value of both assets is similar). The Company adopted the provisions of this pronouncement on January 1, 2005.

Because of (1) the restrictions placed by our partners on the asset received, (2) the restrictions we placed on the spin credits provided to our partners, (3) the lack of cash sales related to our website advertising, and (4) lack of cash sales related to spin credits in terms of similar customers, quantities and restrictions, the Company concluded that the fair value of the consideration exchanged was undeterminable in accordance with SFAS 153. Because the advertising and spin credits relinquished were previously unrecorded in our financial statements, and the cost to deliver this consideration given was minimal, the Company did not record any revenues related to these online barter transactions in 2005, 2006 and 2007. The Company did recognize revenues through the Company’s offline property (the American Idol Magazine) in 2006 and 2007. Fair values were found to be readily determinable, in accordance with the requirements found in SFAS 153.

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

In accordance with United States Securities and Exchange Commission ("SEC") Staff Accounting Bulletins (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”), the Company considers the following four characteristics in determining whether revenue exists that can be recognized: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) seller’s price to the buyer is fixed or determinable, and 4) collectibility is reasonably assured.

The Company recognizes revenue for non-cash sponsorship sales, or barter transactions, in accordance with SFAS 153, whereby revenue is recorded at the fair value of the assets acquired or the assets relinquished, whichever is the most readily determinable, during the period in which the contest or event that is being sponsored occurs.

Advertising Costs

Advertising costs are expensed as incurred and are included in the Sales and Marketing expenses in the accompanying unaudited consolidated statement of operations. Advertising costs were $23,943 and $567,498 for the second quarter of 2007 and 2006, respectively. Advertising costs were $130,574 and $1,188,625 for the six months ended June 30, 2007 and 2006, respectively.

Investment in Affiliate at Cost

In 2006, the Company purchased a 7.25% interest in DiskFaktory, a privately-held provider of custom CD duplication services, for $625,000. The Company accounts for the investment under the cost method as required by APB No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). APB 18 requires that “other-than-temporary” impairments be recognized when they occur. Further, FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (as amended) provide guidance as to the meaning of other-than-temporary impairment and is applicable to “cost-method” investments. These pronouncements require cost-method investment to be assessed for impairment generally when an impairment indicator is present. Should the investment be considered more than temporarily impaired, the investment will be written down to fair value, as a deduction against current period income. During the six months ended June 30, 2007, an impairment charge was not recognized on this investment.

On March 6, 2007, the Company made an additional investment of $250,000 bringing the total investment in this entity to $875,000. This additional investment purchased 487,091 additional, newly-issued shares bringing the Company’s total percentage ownership to 10.1%.

The Company has evaluated its investment in DiskFaktory under the guidelines promulgated under FASB Interpretation Number (“FIN”) No. 46, “Consolidation of Variable Interest Entities”, which explains how to apply the controlling financial interest criterion in ARB 51 to variable interest entities. The Company has determined that its investment (10.1%) did not meet the requirements for consolidating the affiliated company’s statement of financial position or results from operations due to the fact that the Company neither absorbs a majority of the entity’s expected losses nor receives a majority of its expected residual returns.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes — "An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires management to evaluate its open tax positions that exist on the date of initial adoption in each jurisdiction. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any associated interest expense recognized during the quarter. The Company’s effective tax rate differs from the federal statutory rate primarily due to losses sustained for which no tax benefit has been recognized.

As of June 30, 2007, the Company had a valuation allowance equal to its total net deferred tax assets due to the uncertainty of ultimately realizing tax benefits of approximately $6,276,160. The Company will be filing income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Once returns are filed, time limitations on examinations of returns filed will start running. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Classification of Preferred Stock

In accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and Topic D-98 and Accounting Series Release 268, because the Company's Preferred Stock contains a conditional obligation to redeem for cash, they are classified on the consolidated balance sheet between Liabilities and Equity under Convertible redeemable preferred stock.

Recent Developments

(a) The Certificate of Designations of the Company provides that all outstanding shares of Series C Preferred Stock (formerly Series E) will automatically convert into shares of common stock upon, among other things, the conversion into common stock of a majority of the originally issued shares of Series C Preferred Stock. On August 14, 2007, the holders of a majority of the originally issued shares of Series C Preferred Stock converted their shares of Series C Preferred Stock into shares of common stock so that they received one and one-tenths (1.1) share of common stock for each share of Series C Preferred Stock. As a result, the Company became obligated to issue an aggregate of 1,185,800 shares of common stock to the former holders of Series C Preferred Stock.

(b) In November 2006, a stockholder of the Company, made a short-term loan to the Company of $250,000. In February 2007, the Company paid $125,000 toward its $250,000 short-term loan from stockholder. Under the loan, interest is due and accrues at an annual rate of 15%. On August 17, 2007, the Company paid the remaining balance of $125,000.

(c) During May 2007 and June 2007, the Company’s President and CEO loaned the Company a total of $312,379. In addition, during July 2007 and August 2007, the Company’s President and CEO loaned the Company a total of $295,114. Interest accrued at an annual rate of 12%. These amounts were paid in-full on August 31, 2007.

(d) In August 2007, the Board of Directors of the Company authorized the payment of $3,000 per month in board member fees (excluding the Chief Executive Officer), effective upon the receipt of a minimum of $5 million in investment capital. This became effective during September 2007, when the Company consummated its private placement of 25,000,000 shares of its common stock at a purchase price of $0.40 per share for aggregate gross proceeds of $10 million.

(e) On September 5, 2007, David Williams resigned from his position as Chief Financial Officer of the Company effective as of that date. The Company and Mr. Williams have agreed to the terms of Mr. Williams' separation from the Company, which include a mutual release and full payment of salary and bonuses.

The Company is currently seeking candidates for Chief Financial Officer and has appointed Justin F. Beckett, the Company’s President and CEO to serve as interim Chief Financial Officer until a replacement is hired. The terms of Mr. Beckett’s employment agreement will not change as a result of his appointment to this interim position.

(f) In September 2007, the Company entered into an agreement with PFH Investments Limited, or PFH, the holder of the $1,000,000 Debenture, whereby the Company obtained an option to purchase the Debenture, including all indebtedness there under, from PFH for a purchase price of $1,368,000, inclusive of any and all accrued and outstanding interest, prior to or upon the completion of the Company's initial public offering of shares in Canada, provided that such offering completes no later than October 31, 2007. In consideration, the Company granted to PFH warrants to purchase up to 125,000 shares of its common stock at an exercise price of $3.00 per share. These warrants expire four years following the date of grant.

(g) In September 2007, the Company consummated the sale of 25,000,000 shares of its common stock at a purchase price of $0.40 per share for aggregate gross proceeds of $10 million in a private placement to accredited investors. The shares were sold in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, provided by Section 4(2) of the Securities Act and Regulation D.

(h) In September 2007, the Company entered into an amendment to a previously executed non-binding term sheet (the amendment, together with such term sheet, collectively, “Term Sheet”) to acquire all of the issued and outstanding securities of Trusonic Inc., a Delaware corporation (“Trusonic”), for a purchase price of $6 million, consisting of $4 million in cash and $2 million in a promissory note. Upon execution of the Term Sheet, the Company deposited $500,000 into an escrow account which serves as an initial deposit on the purchase price or as liquidated damages in the event that the transaction is not consummated for any reason other than the fault of Trusonic or as a result of undisclosed financial liabilities. Trusonic also agreed, until October 19, 2007, not to initiate, encourage or solicit other offers from third parties that would result in the possible merger, acquisition, or reorganization involving its securities or assets. In addition to the usual and customary closing conditions, the closing of the purchase transaction is conditioned upon the Company entering into employment or consulting agreements with certain Trusonic personnel and the results of due diligence. Upon the consummation of the contemplated purchase transaction, Trusonic will become a wholly owned subsidiary of the Company.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in the Company’s disclosure controls that existed as of June 30, 2007:

®
We did not maintain a sufficient number of personnel having adequate knowledge, experience and training to provide effective, and timely, oversight and review over our financial disclosure and reporting process.

To address and begin the process to remediate the material weakness existing as of December 31, 2006, the Company has initiated the search for a senior level financial executive with extensive public company reporting experience. In addition, the Company has retained the services of a consulting group with both GAAP and public company reporting expertise. Despite these steps, management has concluded that the material weakness described above continues to exist and is working to correct the weakness through the measures described above.

There were no other changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by subparagraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2007 that affected, or were reasonably likely to affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

We are not a party to or the subject of any pending legal proceeding or any known contemplated proceeding of a governmental authority.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification by Justin F. Beckett, the Principal Executive Officer and interim Chief Financial Officer of Fluid Media Networks, Inc., pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1
Certification of Justin F. Beckett, the Principal Executive Officer and interim Chief Financial Officer of Fluid Media Networks, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FLUID MEDIA NETWORKS, INC.

By:	/s/ JUSTIN F. BECKETT
Justin F. Beckett President, Chief Executive Officer and interim Chief Financial Officer (Principal Executive Officer) of Fluid Media Networks, Inc.