Form 10QSB/A
period 2007-03-31
Fluid Media Networks, Inc.
filed 2007-10-02
CIK 1368285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-QSB/A

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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the July 2, 2007: 9,049,248

Transitional Small Business Disclosure Format (check one):                     ☐ Yes ☒ No

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3-27
Item 2.	Management’s Discussion and Analysis or Plan of Operation	28-36
Item 3.	Controls and Procedures	37

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 2.	Unregistered Sale of Equity Securities And Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Submission Of Matters To A Vote Of Security Holders	38
Item 5.	Other Information	38
Item 6.	Exhibits and Signatures	39

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

Explanatory Note

This First Amendment on Form 10-QSB/A (this “Amendment”) is being voluntarily filed by us and amends and supplements our Quarterly Report on Form 10-QSB (the “Original Quarterly Report") filed with the Securities and Exchange Commission (the "Commission") on July 3, 2007.  As disclosed in the Current Report on Form 8-k filed with the Commission on August 9, 2007, the Company had filed a preliminary prospectus with the Ontario Securities Commission (the “OSC”) in Canada in respect of an initial public offering in Canada of the Common Shares of the Company.  As a result of its discussions with the OSC in respect of such preliminary prospectus, the Company initiated a voluntary internal review of the treatment of revenue recorded in connection with barter transactions whereby the Company (i) provided advertising and promotional materials in exchange for contest prizes or (ii) received advertising and promotional materials in exchange for “spin credits” (credits which enables a user to upload a song for free) and website development services.  See Note 2 to the consolidated financial statements for a more complete description of these barter arrangements.  After completion of such internal review and its discussions with the OSC, the Company determined that the fair values ascribed to such barter transactions should be adjusted in accordance with the requirements found within Statements of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29”.   As a result of this adjustment, total revenue of the Company for the three month period ended March 31, 2007 decreased from $691,563 to $512,849 and total expenses decreased from $2,614,701 to $2,435,987, while net loss of $3,635,032 remained unchanged.  Accordingly, the Company is restating the consolidated financial statements for the period covered by the Original Quarterly Report to reflect such adjustment.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLUID MEDIA NETWORKS, INC.
Consolidated Balance Sheets

		March 31,	December 31,
	AAA	2007	2006
		Restated	Restated
		Unaudited	Audited
Assets
Current assets:
Cash and cash equivalents		$217,608	$108,475
Restricted cash		200,000	-
Accounts receivable, net of allowance		117,260	18,415
Other receivables		6,506	3,931
Deferred expenses		169,321	-
Prepaid expenses		29,771	11,422
Note receivable, short-term portion		4,483	4,483
Total current assets		744,949	146,726

Website development costs, net of amortization		358,296	370,534
Equipment and fixtures, net of depreciation		51,785	61,088
Investment in affiliate		875,000	625,000
Advertising rights		272,000	680,000
Note receivable, long-term portion		22,480	24,081
Loan origination costs		60,332	67,327
Other assets		7,896	7,896
Total assets		$2,392,738	$1,982,652

The accompanying notes are an integral part of these consolidated financial statements.

FLUID MEDIA NETWORKS, INC.
Consolidated Balance Sheets (Continued)

	March 31	December 31,
	2007	2006
	Restated	Restated
	Unaudited	Audited
Liabilities, Convertible Redeemable Preferred Stock,
and Stockholders' Deficit
Current liabilities:
Line of credit	$100,000	$100,000
Convertible debenture, net of discount	433,334	-
Short-term loans from stockholders	125,000	335,334
Accounts payable	479,232	479,477
Accrued expenses	705,334	343,995
Accrued wages and fees	54,501	44,732
Accrued interest expense	52,000	42,374
Deferred revenue	17,227	9,044
Total current liabilities	1,966,628	1,354,956

Convertible debenture	1,000,000	1,000,000
Dividends payable	413,376	470,205
Total liabilities	$3,380,004	$2,825,161
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

	1,986,933	1,975,721
Total convertible redeemable preferred stock	5,496,916	8,536,416
Stockholders' deficit:
Common Stock, $.0001 par value; 100,000,000 shares authorized,
6,149,066 and 4,272,338 shares issued and outstanding at
March 31, 2007 and December 31, 2006, respectively	616	143
Additional paid-in-capital	6,529,302	-
Accumulated deficit	(13,014,100)	(9,379,068)
Total stockholders' deficit	(6,484,182)	(9,378,925)
Total liabilities, convertible redeemable preferred stock,
and stockholders' deficit	$2,392,738	$1,982,652

The accompanying notes are an integral part of these consolidated financial statements.

FLUID MEDIA NETWORKS, INC.
Consolidated Statements of Operations

(Unaudited)

	Quarter Ended	Quarter Ended
	March 31, 2007	March 31, 2006
	Restated	Restated
Revenue
Artist services	$3,790	$43,372
Advertising/sponsorship	509,059	473,446
Total revenue	512,849	516,818
Cost of revenue	312,792	407,762
Gross profit	200,057	109,056
Operating expenses:
Sales and marketing	414,352	963,288
General and administrative	1,291,227	669,712
Research and development	59,014	106,160
Fremantle operating license	254,092	238,954
Depreciation and amortization	417,302	67,716
Total operating expenses	2,435,987	2,045,830
Loss from operations	(2,235,930)	(1,936,774)
Other income (expense)
Interest expense	(1,402,840)	(6,571)
Interest income	4,010	53
Loss before provision for income taxes	(3,634,760)	(1,943,292)
Provision for income taxes	272	800
Net loss	$(3,635,032)	$(1,944,092)
Preferred stock dividends	97,395	65,012
Net loss attributable to common stockholders	$(3,732,427)	$(2,009,104)
Weighted average common stock, basic and diluted	5,200,022	4,762,983
Net loss per share attributable
to common stockholders, basic and diluted	$(0.72)	$(0.42)

The accompanying notes are an integral part of these consolidated financial statements.

FLUID MEDIA NETWORKS, INC.
Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2006 (restated)	4,272,338	$143	$-	$(9,379,068)	$(9,378,925)

Beneficial conversion features and warrants to purchase common stock issued for convertible debenture	-	-	2,110,919	-	2,110,919

Issuance of common stock in relation to reverse merger	82,500	8	(8)	-	-

Recapitalization of common stock based on par value at $.0001	-	285	(285)	-	-

Conversion of Series C Preferred Stock	1,193,478	120	2,603,833	-	2,603,953

Reclassification of warrants to purchase Series C Preferred Stock after conversion of Series C Preferred Stock	-	-	34,504	-	34,504

Conversion of Series D Preferred Stock	577,500	58	1,259,943	-	1,260,001

Issuance of common stock to consultants for services	23,250	2	92,998	-	93,000

Issuance of stock options to consultant for services	-	-	114,844		114,844

Stock-based compensation	-	-	255,725	-	255,725

Reclassification of accrued undeclared preferred stock dividends due to conversion of Series C Preferred Stock and Series D Preferred Stock	-	-	154,224	-	154,224

Accrued undeclared preferred stock dividends	-	-	(97,395)	-	(97,395)

Net loss	-	-	-	(3,635,032)	(3,635,032)
Balance at March 31, 2007 (restated)	6,149,066	$616	$6,529,302	$(13,014,100)	$(6,484,182)

The accompanying notes are an integral part of these consolidated financial statements.

FLUID MEDIA NETWORKS, INC.
Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended	Quarter Ended
	March 31, 2007	March 31, 2006
	Restated	Restated
Cash flows used in operating activities:
Net loss	$(3,635,032)	$(1,944,092)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	458,356	77,356
Write-off capitalized internet URLs	-	10,433
Write-off other receivables	-	10,579
Revenue from barter transactions	(175,402)	(94,282)
Expenses relating to barter transactions	56,081	94,282
Amortization of loan origination costs	6,995	-
Stock-based compensation expense	255,725	46,308
Issuance of common stock for services	93,000	-
Interest expense for conversion of preferred stock	841,665	-
Interest expense for accretion of convertible debenture	433,334	-
Interest expenses for accretion of preferred stock financing costs	17,290	6,351
Issuance of stock option to consultant for services	114,844	-

Changes in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(98,845)	(30,000)
Other receivables	(2,575)	16,254
Prepaid expenses	(18,349)	(44,075)
Deferred expenses	(169,321)	(313,660)

Increase (decrease) in liabilities:
Accounts payable	(245)	291,887
Accrued expenses	101,339	693,750
Accrued wages and fees	9,769	3,813
Accrued interest expense	9,626	-
Deferred revenue	127,504	325,328

Net cash used in operating activities	(1,574,241)	(849,768)
Cash flows used in investing activities:
Acquisition of advertising rights	-	(1,100,000)
Investment in affiliate	(250,000)	-
Website development costs	(28,813)	(85,784)
Purchase of equipment and fixtures	-	(14,070)
Net cash used in investing activities	(278,813)	(1,199,854)

The accompanying notes are an integral part of these consolidated financial statements.

FLUID MEDIA NETWORKS, INC.
Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Quarter Ended	Quarter Ended
	March 31, 2007	March 31, 2006
	Restated	Restated

Cash flows provided by financing activities:
Preferred stock subscription receivable	$-	$250,000
Proceeds from loans from stockholders	244,000	-
Payments of principal on loans from stockholders	(454,334)	-
Proceeds from convertible debenture	2,600,000	-
Payments on offering cost from issuance of convertible debenture	(229,080)	-
Payments from note receivable	1,601	-
Proceeds from issuance of:
Series C Preferred Stock	-	2,028,000
Offering costs from issuance of:
Series C Preferred Stock	-	(61,067)
Repurchase of common stock	-	(27,636)
Net cash provided by financing activities	2,162,187	2,189,297
Net increase (decrease) in cash and cash equivalents	309,133	139,675
Cash and cash equivalents, beginning of period	108,475	120,184
Cash and cash equivalents, end of period	$417,608	$259,859
Less: restricted cash	200,000	-
	$217,608	$259,859

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

Going concern

The deficit accumulated by the Company through March 31, 2007 was $13,014,100. For the three months ended March 31, 2007, the Company’s net loss was $3,635,032 on revenues of $512,849 and cash used in operating activities amounted to $1,574,241 for the same period.

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

NOTE 2    RESTATEMENT

The Company has restated its consolidated financial statements for the year ended December 31, 2006 and for the periods ended March 31, 2007 and March 31, 2006, and the related notes to the consolidated financial statements.  The Company has also restated its financial statements for the year ended December 31, 2005 and the related notes to the financial statements.

This restatement is to correct an error in estimating the fair value of non-monetary exchanges in accordance with the requirements set forth in Statements of Financial Accounting Standards (“SFAS”) No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.”

Initially, the Company believed that the assets received from its barter agreements had a readily determinable fair value; however, after further review, the Company determined that the entity-specific value of the assets was significantly different than the value originally ascribed due to the significant restrictions imposed on the Company on the use of the assets received. Those assets had to be distributed for free as prizes or gifts to a narrowly defined segment of the Company’s users. This is how the assets were used, however on an entity-specific level the restrictions had the effect of withholding the usual risks and rewards of ownership, thus making their fair value undeterminable. Similarly, in agreements where the Company exchanged its assets, spin credits, for advertising from its barter partners, an identical restriction was placed on their use. Those spin credits could not be sold but had to be given away or inserted for free within the products they sold. When taking into account the lack of ownership and the restrictions imposed on the right to distribute the Company’s spin credits, the entity-specific fair value of the spin credits was found to be undeterminable.

Under SFAS 153, when the fair values of the assets received or relinquished are undeterminable, the carrying basis of the assets relinquished is to be used to value the transaction. The historical basis in the assets relinquished was nil, and the cost incurred to deliver the consideration relinquished was minimal. Therefore, the Company has concluded that the fair value of certain barter agreements was nil. The Company is restating its financial statements to adjust the fair values ascribed to the transactions mentioned above in accordance with the requirements set forth in SFAS 153.

The following table shows the impact of these restatements on the financial statements at March 31, 2007:

	Previously
	Reported		Restated
	March 31, 2007	Adjustments	March 31, 2007

CONSOLIDATED BALANCE SHEET
Deferred expenses	$773,245	$(603,924)	$169,321
Total current assets	1,348,873	(603,924)	744,949
Deferred revenue	621,151	(603,924)	17,227
Total current liabilities	2,570,552	(603,924)	1,966,628
CONSOLIDATED STATEMENT OF CASH FLOWS
Revenues from barter transactions	(354,116)	178,714	(175,402)
Expenses relating to barter transactions	234,795	(178,714)	56,081
(Increase) decrease in assets:
Deferred expenses	(823,035)	653,714	(169,321)
Deferred revenue	781,218	(653,714)	127,504

CONSOLIDATED STATEMENT OF OPERATIONS
Revenue:
Artist services	3,790	-	3,790
Advertising/sponsorship	687,773	(178,714)	509,059
Total revenue	691,563	(178,714)	512,849
Expense:
Sales and marketing	593,066	(178,714)	414,352
Total expense	2,614,701	(178,714)	2,435,987
Net loss	(3,635,032)	-	(3,635,032)
Loss per share, basic and diluted	(0.72)	-	(0.72)
Shares used to calculate loss per share,
basic and diluted	5,200,022	-	5,200,022

The following table shows the impact of these restatements on the financial statements at March 31, 2006:

	Previously
	Reported		Restated
	March 31, 2006	Adjustments	March 31, 2006

CONSOLIDATED STATEMENT OF CASH FLOWS
Revenues from barter transactions	(807,850)	713,568	(94,282)
Expenses relating to barter transactions	934,967	(840,685)	94,282
(Increase) decrease in assets:
Deferred expenses	(1,621,951)	1,308,291	(313,660)
Deferred revenue	1,633,619	(1,308,291)	325,328

CONSOLIDATED STATEMENT OF OPERATIONS
Revenue:
Artist services	255,055	(211,683)	43,372
Advertising/sponsorship	975,331	(501,885)	473,446
Total revenue	1,230,386	(713,568)	516,818
Expense:
Sales and marketing	1,803,973	(840,685)	963,288
Total expense	2,886,515	(840,685)	2,045,830
Net loss	(2,071,209)	127,117	(1,944,092)
Loss per share, basic and diluted	(0.45)	0.03	(0.42)
Shares used to calculate loss per share,
basic and diluted	4,762,983	-	4,762,983

NOTE 3    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Barter Transactions

For the three months ended March 31, 2007, the Company has nine barter agreements outstanding. Three agreements gave the Company limited distribution rights over a fixed quantity of its partners’ products in exchange for advertising. Restricted rights were conveyed, as the products could not be sold or used outside distributing them for free to a narrowly defined segment of the Company’s users. The Company used these products as gifts or in lieu of payment, as the agreements allowed, and as prizes for the winners of the contests it held. Additionally, three of the agreements entered into exchanged limited distribution rights over a fixed quantity of the Company’s product (spin credits) for advertising. These spin credits generally expired after three months, if not used. Like above, restricted rights were conveyed. Partners were only allowed to distribute the spin credits to their users for free or insert them for free within the products they sold, to help facilitate sales.

For the three months ended March 31, 2006, the Company has fourteen barter agreements outstanding. Ten of these agreements were similar as those mentioned above in the first quarter of 2007 and the Company reached the same conclusion as to their fair value, disclosed below.

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

From seven barter agreements entered into for the period ended March 31, 2007, approximately $175,000 was recognized as revenue through the Company’s offline property (the American Idol Magazine). From three barter agreements entered into for the period ended March 31, 2006, approximately $94,000 was recognized as revenue through the Company’s offline property (the American Idol Magazine). These revenues are shown within Advertising/sponsorship on the Company’s consolidated statements of operations. Fair values were found to be readily determinable, in accordance with the requirements found in SFAS 153.

Related, offsetting expenses were allocated between Cost of revenue and Fremantle operating license as shown within the Company’s consolidated statements of operations for the three months ended March 31, 2007 and 2006.

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

For the three months ended March 31, 2007, of the $512,849 in total revenue, revenue derived from offline (magazine) barter transactions amounted to $175,402. The remaining amount of $337,447 was derived from cash sales.

For the three months ended March 31, 2006, of the $516,818 in total revenue, revenue derived from offline (magazine) barter transactions amounts to $94,282. The remaining amount of $422,536 was derived from cash sales.

Deferred Revenues and Deferred Expenses

According to the Company’s revenue recognition policies, costs and revenue to be recognized in future periods are held in these deferred accounts until contract obligations are met.  Accordingly, the Company’s deferred revenue and deferred expenses were $17,227 and $169,321, respectively, as of March 31, 2007. Deferred revenue and deferred expenses were $9,044 and $0, respectively, as of December 31, 2006.

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

During the three months ended March 31, 2007, the Company recognized $5,523 as compensation expenses in connection with stock option grants in July 2006 to certain of its employees to an aggregate of up to 168,000 shares of its common stock. These options vest over a two year period.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in the Sales and Marketing expenses in the accompanying unaudited consolidated statement of operations. Advertising costs, shown within Sales and Marketing expenses included in the Company’s unaudited consolidated statement of operations, were $106,631 and $621,127 for the three months ended March 31, 2007 and 2006, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or a penalty associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. The Company’s effective tax rate differs from the federal statutory rate primarily due to losses sustained for which no tax benefit has been recognized.

As of March 31, 2007, the Company had a valuation allowance equal to its total net deferred tax assets due to the uncertainty of ultimately realizing tax benefits of approximately $4,925,772. The Company will be filing income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Once returns are filed, time limitations on examinations of returns filed will start running. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

NOTE 4    LOSS PER COMMON SHARE

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

Common stock equivalents excluded from diluted earnings per share were as follows:

	March 31,
	2007	2006
Preferred Stock convertible into common stock	4,029,924	3,902,427
Warrants to purchase redeemable preferred stock, which in turn is convertible into common stock	71,960	114,334
Stock options and warrants to purchase common stock *	1,269,486	371,669
Debentures convertible into common stock *	500,000	-

*Excludes warrants issued to debt holders and brokers to purchase common stock and the convertible feature in connection with issuance by the Company of 12% unsecured convertible debentures (See Note 7).

NOTE 5    INVESTMENT IN AFFILIATE AT COST

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

NOTE 6    ADVERTISING RIGHTS

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

NOTE 7    CONVERTIBLE DEBENTURE

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

NOTE 8    RELATED PARTY TRANSACTIONS

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

NOTE 9    CONVERTIBLE REDEEMABLE PREFERRED STOCK

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

Subsequent to March 31, 2007, a majority of the stockholders of the Series A and Series B Preferred Stock elected to convert their shares into shares of Common Stock (see Note 15).

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

NOTE 10    STOCKHOLDERS’ DEFICIT, STOCK OPTIONS AND WARRANTS

Common Stock

The Company has authorized 100,000,000 shares of common stock at March 31, 2007.

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

Warrants

In May 2006, in connection with the issuance of the Debenture (Note 7), the Company issued to the holder warrants to purchase up to 166,667 shares of Common Stock at an exercise price of $3.00 per share which was subsequently reduced to $2.00 per share as explained in Note 9. These warrants expire in May 2009. The Company accounted for these warrants by expensing the fair value at the $3.00 exercise price and expensing the difference for the modified fair value at the $2.00 exercise price.

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

During 2005 and 2006, in connection with the issuance of Preferred Stock (see Note 9), the Company issued brokers and dealers warrants to acquire up to the following:

43,354 shares of Series B Preferred stock at an exercise price of $1.75 per share,
70,980 shares of old Series C Preferred stock at an exercise price of $2.00 per share, and
71,960 shares of Series E Preferred stock (renamed Series C) at an exercise price of $2.00 per share.

Of the 43,354 warrants issued to acquire shares of Series B Preferred Stock, warrants to acquire 26,677 shares were exercised in 2006 and the Company received cash proceeds of $46,685. The remaining warrants to acquire Series B Preferred stock expired during the 1st quarter of 2007.

The warrants to acquire old Series C were reclassified to acquire Common Stock after conversion of Series C Preferred Stock expires in 2007.

The warrants to acquire Series E Preferred Stock (renamed Series C) expire in 2008.

NOTE 11    INCOME TAXES

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

Income tax expense (benefit) for the three months ended March 31, 2007 differed from the amounts computed applying the federal statutory rate of 34% to pre-tax income as a result of:

2007

Computed tax benefit	$(1,235,911)
Non-deductible items	315
Change in valuation allowance	1,448,168
Return to provision	—
State and local income taxes, net of tax benefit	(210,972)

Total	$1,600

Significant components of the Company's deferred tax assets and liabilities for federal income taxes at March 31, 2007 and December 31, 2006 consisted of the following:

	2007	2006

Net operating loss carryforward	$4,553,946	$3,670,498
Deferred revenue	7,380	3,874
Accrued vacation	12,424	12,994
Allowance for bad debts	3,213	—
Equity compensation and interest	719,259	51,733
Valuation allowance	(4,925,772)	(3,477,604)

Total deferred tax assets	370,450	261,495
Deferred tax liabilities
State tax	(370,450)	(261,495)

Net deferred tax assets/liabilities	$—	$—

As of March 31, 2007, the valuation allowance for deferred tax assets totaled $4,925,772. For the period ended March 31, 2007, the net change in the valuation allowance was an increase of $1,448,168.

As of March 31, 2007, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $10,630,000 and $10,629,000, respectively. The net operating loss carryforwards expire through 2027. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382 and similar state provisions due to a change in ownership.

The net deferred tax asset has been completely offset by a valuation allowance, as its realization is not reasonably assured.

NOTE 12    COMMITMENTS AND CONTINGENCIES

Operating Lease - Rent

The Company leases office and equipment, under non-cancelable operating leases expiring at various dates through 2008.  The following is a schedule of future minimum lease payments for rent under a non-cancelable operating lease:

2007	$37,901
2008	12,634
Total	$50,535

Rent expense for the three months ended March 31, 2007 was $12,239. During the first three months of 2006, the Company maintained two office locations. Rent expense for the three months ended March 31, 2006 was $17,616.

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

In 2007, the Company may exercise its right to renew its license for the subsequent calendar year for a minimum royalty fee of $800,000, if all prior years’ minimum payments have been made. For that year, as in all years passed, the Company will be required to pay the higher of (a) the minimum royalty payment and (b) royalties of 25% of revenue from the use of the AI trademark including music upload fees, promotions, subscriptions, advertising sponsorships, less a 5% administrative fee.

In 2008, the Company may exercise its right to renew its license for the subsequent calendar year for a minimum royalty fee of $1,000,000, if all prior years’ minimum payments have been made. For that year, as in all years passed, the Company will be required to pay the higher of (a) the minimum royalty payment and (b) royalties of 25% of revenue from the use of the American Idol trademark including music upload fees, promotions, subscriptions, advertising sponsorships, less a 5% administrative fee.

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

NOTE 13    ECONOMIC DEPENDENCE

The Company has an economic dependence on transactions with Fremantle Media and, in particular, products and services related to the “American Idol” brand. For the year ended December 31, 2006 and the three months ended March 31, 2007, over 90% of the Company’s revenues were derived from the sale of “American Idol” related products and services, and from the Company’ advertising and sponsorship activities in connection with “American Idol”. If Fremantle Media should be unwilling or unable to continue to license its brand to the Company, the Company’s operations would be negatively affected.

NOTE 14 RECONCILIATION OF U.S. GAAP TO CANADIAN GAAP

The consolidated financial statements of the Company for the three months ended March 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). There are no material differences between generally accepted accounting principles in Canada (“Canadian GAAP”) and U.S. GAAP, except with respect to the presentation of the shares of Convertible Redeemable Preferred Stock.

Under U.S. GAAP, shares of Preferred Stock that are conditional mandatorily redeemable are required to be presented on the balance sheet in their own section between liabilities and shareholders’ equity known as mezzanine. Under Canadian GAAP, the shares of Preferred Stock that are retractable or mandatorily redeemable at the option of the holder are grouped with liabilities.

The following is selected financial information:

Consolidated Balance Sheet	March 31	December 31,
As at	2007	2006
	Restated	Restated
Total assets under U.S. GAAP and Canadian GAAP	$2,392,738	$1,982,652
Total liabilities under U.S. GAAP	$3,380,004	$2,825,161
Adjustments:
Convertible Redeemable Preferred Stock	5,496,916	8,536,416
Total liabilities under Canadian GAAP	$8,876,920	$11,361,577
Total stockholders’ deficit under U.S. GAAP and Canadian GAAP	$(6,484,182)	$(9,378,925)
Total convertible redeemable preferred stock under U.S. GAAP	$5,496,916	$8,536,416
Adjustments:
Convertible Redeemable Preferred Stock	(5,496,916)	(8,536,416)
Convertible Redeemable Preferred Stock under Canadian GAAP	$-	$-
Total liabilities and stockholders’ deficit under Canadian GAAP	$2,392,738	$1,982,652

Consolidated Statement of Operations	March 31,	March 31,
For the period ended	2007 Restated	2006 Restated
Net income (loss) under U.S. GAAP	$(3,635,032)	$(1,944,092)
Preferred stock dividends	$(97,395)	$(65,012)
Net income (loss) under Canadian GAAP	$(3,732,427)	$(2,009,104)

NOTE 15    SUBSEQUENT EVENTS

(a) Stock Grants

In April 2007 and May 2007, the Company issued a total of 64,000 shares of common stock to consultants for services rendered. These shares have also been valued at $4.00 per share and have been expensed when issued.

(b) Conversion of Shares of Series A Preferred Stock and Shares of Series B Preferred Stock

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

(c) Redomicile of the Company

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

(d) Shareholder Loans

During May 2007 and June 2007, the Company’s President and CEO loaned the Company a total of $295,711. Interest accrues at an annual rate of 12%. The outstanding principal and all accrued interest shall be due and payable at the earlier of the closing of equity or debt instruments financing or July 30, 2007.

(e) Compensation of Directors

Following completion of the Company’s anticipated public offering, each of the directors of the Company (other than those who are officers of the Company) will be entitled to receive an annual retainer of $15,000, other than the members of the Operations Committee and the chairs of the Compensation and Governance Committee and Audit Committee, who will each be entitled to receive an annual retainer of $25,000. Additional fees may be paid to the directors of the Company in connection with certain specific projects or mandates. Directors will also be eligible to receive options under a new stock option plan which the Company intends to adopt in connection with the completion of the Offering.

(f) Share Repurchase from former officer

During June 2007, the Company exercised its repurchase right pursuant to the terms of a Stock Restriction Agreement dated March 15, 2006 between the Company and a former officer and repurchased 211,704 shares of common stock at a price of $0.01 per share. At the same time, the Company issued 203,762 shares of common stock to this former officer in accordance with the Restricted Stock Purchase Agreement dated September 30, 2004.

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

For the three months ended March 31, 2007, of the $512,849 in total revenue, revenue derived from offline (magazine) barter transactions amounted to $175,402. The remaining amount of $337,447 was derived from cash sales.

For the three months ended March 31, 2006, of the $516,818 in total revenue, revenue derived from offline (magazine) barter transactions amounts to $94,282. The remaining amount of $422,536 was derived from cash sales.

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

The barter transactions involving goods and promotional services for the three months ended March 31, 2007 were attributable to five sponsorship agreements. The arrangements required seven free pages in the magazine. For the three months ended March 31, 2007, the amount of revenue recognized from these transactions was $119,321, and is shown within Advertising/sponsorship on the Company's unaudited consolidated statement of operations. The offset was charged to Cost of revenue.

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

The non-distribution related barter transaction for the three months ended March 31, 2007 and March 31, 2006 was attributable to the American Idol licensing agreement. The arrangements required two free pages in each edition of the magazine in addition to a cash payment. For the three months ended March 31, 2007 and March 31, 2006, the amount of revenue recognized from this form of licensing fee was $34,092 and 43,954, respectively, and is shown within Advertising/sponsorship on the Company's consolidated statement of operations. The offset was charged to the Fremantle Media operating license.

Three Months Ended March 31, 2007 and 2006

Net loss for the three months ended March 31, 2007 and March 31, 2006 was $3,635,032 and $1,944,092, respectively. The Company has used cash in operations in the amount of $1,574,241 and $849,768 for the three months ended March 31, 2007 and March 31, 2006, respectively, primarily to develop the Company's business, to promote the launch of its services, and to build a revenue stream. The ability of the Company to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate sufficient customers who will purchase its products and use its services and the Company's ability to generate revenues.

Total Revenue, Expenses and Net Losses

Total revenue for the three months ended March 31, 2007 decreased to $512,849 from $516,818 for the same period during 2006. Revenue decreased primarily due to a shift in the Company’s strategy and resource deployment to more long-term diversification initiatives that are aimed at reducing the Company’s reliance on revenue derived from its association with the American Idol brand. The Company also reduced the spending on external marketing campaigns to focus more on viral marketing initiatives.

	Three Months Ended March 31, 2007 Restated	%	Three Months Ended March 31, 2006 Restated	%

Artist Services	$3,790	1%	$43,372	8%
Advertising/sponsorship	509,059	99%	473,446	92%

Total revenue	$512,849		$516,818

Until June 2007, the Company held the advertising sublicense for the American Idol Magazine from Corporate Sports Marketing Group, Inc. (“CSM”). The initial term of the original license between CSM and Fremantle Media ended in June 2007. The Company is currently in discussions with Fremantle Media with respect to becoming the direct publishing licensee for the magazine. There can be no assurance that the Company will be able to license the magazine’s advertising inventory. For the three months ended March 31, 2007, revenue and expenses derived from the sublicense amounted to $463,435 and $972,487, respectively, representing 90% and 189% of total revenue of the Company, respectively. For the three months ended March 31, 2006, revenue and expenses derived from the sublicense amounted to $463,196 and $581,852 respectively, representing 89% and 112% of total revenue of the Company, respectively.

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

The Company's cost of revenue for the three months ended March 31, 2007 decreased to $312,792 from $407,762 for the same period during 2006. The decrease in cost of sales is primarily attributable to reduced hosting costs related to maintaining the Company’s technology infrastructure. The company switched hosting providers in the fourth quarter of 2006 which resulted in lower monthly hosting fees. The difference between total revenue and cost of revenue is gross profit. Gross profit for three months ended March 31, 2007 increased to $200,057 from $109,056 for the three months ended March 31, 2006. This increase was primarily attributable to the aforementioned reduced hosting costs related to maintaining the Company’s technology infrastructure.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 increased to $2,435,987 from $2,045,830 for the same period during 2006. This increase was primarily attributable to depreciation and amortization expense of $349,586. Depreciation and amortization expense increased primarily due to amortization expenses associated with the American Idol advertising rights. Selling, general and administrative expenses decreased due to reduced spending on external marketing campaigns and promotions. Research and development costs decreased due to less reliance by the Company on outside business consultants and services.

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

Net Loss

As a result of increased depreciation and amortization expense and interest expense, offset by decreases in selling, general and administrative expenses and research and development costs, net loss for the three months ended March 31, 2007 increased to $3,635,032 as compared to $1,944,092 for the same period during 2006. Per share loss amounts for the three months ended March 31, 2007 and March 31, 2006 were $(0.72) and $(0.42), respectively.

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

Operations

Cash used in operating activities for the three months ended March 31, 2007 increased to $1,574,241 as compared to $849,768 in the three months ended March 31, 2006. This increase was primarily attributable to building the Company’s administrative infrastructure.

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

Critical Accounting Policies

Critical accounting policies for the Company are as follows:

Website Development Costs

The Company capitalizes website development costs in accordance with Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Web Site Development Cost,” and Statements of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, whereby costs related to the preliminary project stage of development are expensed and costs relating to the application development stage are capitalized. Any additional costs for upgrades and enhancements which result in additional functionality are capitalized. Capitalized website development costs are amortized over the shorter of five years or the license period for which a particular website is based upon. Management believes that its core technology, utilized in its current websites, has an expected useful life that is longer than the remaining term of its licensing agreement and that this core technology will provide a common, technological base for other websites the Company may choose to develop.

The development costs capitalized for the year ended December 31, 2006 were $297,929, of which $268,514 was placed into service and $29,415 remained in development. For the three months ended March 31, 2007, cost capitalized were $28,813, of which $0 was placed into service and total capitalized costs of $58,228 remained in development as at March 31, 2007.  As of March 31, 2007, remaining unamortized website development costs will be amortized over a weighted-average period of four years. Total amortization expense for website development costs for the three months ended March 31, 2007 and 2006 was $41,053 and $9,641, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in the Sales and Marketing expenses. Advertising costs, shown within Sales and Marketing expenses included in the Company’s unaudited consolidated statement of operations, were $106,631 and $621,127 for the three months ended March 31, 2007 and 2006, respectively.

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

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires management to evaluate its open tax positions that exist on the date of initial adoption in each jurisdiction. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

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

As of March 31, 2007, the Company had a valuation allowance equal to its total net deferred tax assets due to the uncertainty of ultimately realizing tax benefits of approximately $4,925,772. The Company will be filing income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Once returns are filed, time limitations on examinations of returns filed will start running. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

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

ITEM 3.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in the Company’s disclosure controls that existed as of March 31, 2007:

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

There were no other changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by subparagraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2007 that affected, or were reasonably likely to affect, the Company’s internal control over financial reporting.

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
Justin F. Beckett President, Chief Executive Officer and interim Chief Financial (Principal Executive Officer) of Fluid Media Networks, Inc.